Form 10-K
period 1998-03-31
ZINDART LTD
filed 1998-06-30
CIK 1028637

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                            --------------------

                                 FORM 10-K

                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                     Commission file number: 000-22161

                              ZINDART LIMITED
           (Exact Name of Registrant as Specified in its Charter)

       HONG KONG                                          Not Applicable
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

Flat C&D, 25/F, Block 1, Tai Ping Industrial Centre       Not Applicable
       57 Ting Kok Road, Tai Po, N.T., Hong                 (Zip Code)
     (Address of Principal Executive Offices)

Registrant's telephone number, including area code: 011-852-2665-6992

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class    Name of Each Exchange on Which Registered

      Not Applicable.        Not Applicable.

Securities registered pursuant to Section 12(g) of the Act:

                         AMERICAN DEPOSITARY SHARES
                       (Representing Ordinary Shares)
                              (Title of Class)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reverence in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

      The approximate aggregate market value of the American Depositary Shares ("ADSs") held by non-affiliates of the Registrant, based upon the last sale price of the American Depositary Shares reported on the Nasdaq National Market on June 29, 1998 was $73,794,000.

      The number of ordinary shares ("Shares") outstanding as of March 31, 1998 was 8,399,667. In April 1998, the Company issued 403,333 shares of common stock pursuant to options granted to the underwriters of the March 1998 public offering.


                          REPORTS TO SHAREHOLDERS

      The Company is publishing this report on Form 10-K, and the Company intends to publish its subsequent quarterly reports on Form 10-Q and its materials relating to the solicitation of proxies for the 1998 annual meeting on Schedule 14A, in order to provide additional information to the Company's shareholders. However, the Company, as a foreign private issuer, is not required to publish these reports on these forms and may discontinue doing so at any time without prior notice. Moreover, as a foreign private issuer, the Company is and will remain exempt from Section 14(a), 14(b), 14(c) and 14(f) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company's officers, directors and principal shareholders are and will remain exempt from the reporting and "short-swing" profit recovery provisions contained in Section 16 of the Exchange Act, until such time as the Company ceases to be a foreign private issuer.

                         FORWARD-LOOKING STATEMENTS

      This annual report (the "Annual Report") on Form 10-K contains forward-looking statements that are subject to risks and uncertainties which could differ materially from those anticipated. Risks and uncertainties include, in addition to those discussed below under "Item 1-- Risk Factors" and without limitation, changes in market demand for the Company's products, changes in economic conditions and dependence on certain customers. The Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

                    DOCUMENTS INCORPORATED BY REFERENCE

      Certain parts of the Zindart Limited Proxy Statement relating to the annual general meeting of shareholders to be held on September 9, 1998 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            CURRENCY CONVERSIONS

      All references in this Annual Report on Form 10-K to "U.S. Dollars," "Dollars," "US$" or "$" alone are to United States dollars; all references to "HK Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" are to Renminbi, which is the currency of the People's Republic of China (the "PRC"). This Annual Report on Form 10-K contains translations of certain HK Dollar amounts into U.S. Dollar amounts at specified rates. These translations should not be construed as representations that the HK Dollar amounts actually represent or represented such U.S. Dollar amounts or could be or could have been converted into U.S. Dollars at the rates indicated. Unless otherwise stated, the translations of HK Dollars into U.S. Dollars have been made at the rate of US$1.00 = HK$7.73.

                                   PART I

ITEM 1 - BUSINESS

      Zindart Limited ("Zindart" or the "Company") was organized under the laws of Hong Kong in 1978. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" refer to Zindart Limited and its subsidiaries (including Hua Yang), the term "Zindart" refers to Zindart Limited and its subsidiaries (excluding Hua
Yang) and the term "Hua Yang" refers to Hua Yang Holdings Co., Ltd., its main operating subsidiary, Hua Yang Printing Holdings Co., Limited, and its other subsidiaries. The Company's executive offices are located at Flat C&D, 25/F, Block 1, Tai Ping Industrial Centre, 57 Ting Kok Road, Tai Po, N.T., Hong Kong, and its telephone number is: 011-852- 2665-6992.

      The Company is a turnkey manufacturer of high-quality die-cast, injection-molded and paper products that require a significant degree of engineering and hand-assembly expertise to produce. The Company manufactures die-cast collectibles, collectible holiday ornaments and toys and, through its acquisition of Hua Yang, hand-made books, specialty packaging and other paper products. The Company is headquartered in Hong Kong and its manufacturing operations are located in the neighboring Guangdong Province of the PRC.

      The Company's customers include many well-known marketers of die-cast and injection-molded giftware and collectibles, as well as packagers and publishers of books. Customers for die-cast and injection-molded products include Hallmark Cards, Inc. ("Hallmark"), The Ertl Company ("Ertl"), Mattel(R) Toys ("Mattel(R)") and Hasbro, Inc. Customers for books, paper and packaging products include Mattel(R), Disney Publishing, Inc., Intervisual Books, Inc., Reader's Digest, Inc., The Metropolitan Museum of Art and Golden Books, Inc. See Note 25- "Segment Analysis" of the Notes to Consolidated Financial Statements of Zindart.

DEVELOPMENT OF THE COMPANY

      Zindart was founded in 1978 by Mr. George Sun. In 1982, Zindart moved its production to its first facility in the PRC. Zindart began doing business with Ertl in 1978, and in 1983, Zindart began business with Hallmark. Additional production capacity was added in 1987 with the opening of the Company's second PRC facility. In 1993, ChinaVest IV Funds Group ("ChinaVest") acquired a majority ownership position in Zindart. By late 1994, in response to growth in sales, Zindart decided to build a large modern facility for its die-cast and injection molded products located in Dongguan, Guangdong Province (the "Dongguan Facility") in order to expand and consolidate its manufacturing operations. Relocation of the workers and production lines from Zindart's two other facilities to the Dongguan Facility began in September 1996 and was completed in January 1998.

      In February 1998, Zindart acquired Hua Yang. The acquisition provides Zindart with its own packaging operation, which is an integral part of providing its customers with a fully-integrated turnkey manufacturing service. The acquisition of Hua Yang (the "Hua Yang Acquisition") broadens Zindart's product lines and customer base, and is consistent with its goal of becoming the leading producer of high-quality hand-assembled consumer products in the PRC. Additionally, management believes that the acquisition will yield economies of scale through the consolidation of financial and administrative functions.

      Hua Yang's business was founded in Hong Kong in the 1950s as a small business printer by C.M. Chan and his family. In the 1960s, the Chan family purchased a two-color offset printing press and launched the packaging business, primarily servicing Hong Kong-based toy manufacturers. By the mid-1980s, the Chan family had acquired additional four-color presses and decided to diversify into the hand-made book business, initially focusing on pop-up books. At the time, given the high level of hand-work involved in pop-up books, the Chan family opened an assembly plant in Shenzhen to access the large and inexpensive labor force. In 1995, the Chan family sold the assets of the business to ChinaVest and various Advent Funds ("Advent"). That same year, Hua Yang purchased two more six-color presses and consolidated its printing and hand-assembly in the PRC, maintaining its headquarters and sales force in Hong Kong.

THE COMPANY'S SOLUTION

      The Company's customers seek suppliers that can manufacture high-quality products in desired volume (i.e., both in large quantities and limited runs) in a timely and cost-effective manner. In addition, the Company's customers seek to eliminate the cost, time and complexity of identifying and managing multiple vendors required to develop and produce a product. For example, marketers of die-cast and injection-molded products often must hire different companies to engage in product engineering, model and mold making, and manufacturing and packaging of the finished product. Book customers often must turn to trading houses, brokers or service intermediaries for product development and engineering as well as component sourcing. The need to coordinate several different companies in the manufacturing process can cause production delays, inefficiencies in the management of multiple contractors, and quality and reliability problems.

      The Company's full service, value-added approach to manufacturing addresses these customer needs as follows:

      High-Quality Production

      The Company uses modern computer-aided design and manufacturing equipment to produce high-quality products. The Company also employs a highly-trained workforce, including skilled, technically trained craftsmen and other capable but relatively inexpensive laborers for its manufacturing and assembly operations under the guidance of experienced management. The Company ensures quality through rigorous quality control procedures at each step of the production process. The Company has an employee training program geared specifically toward inspection and quality control.

      Manufacturing Capacity

      The Company currently employs approximately 10,000 production workers and has an aggregate of 1,191,000 square feet of manufacturing space with the capacity for up to 13,200 workers in its two manufacturing facilities. The Company believes that this space, together with the anticipated increase in efficiency for which the Dongguan Facility was designed, will allow the Company to significantly increase its production capacity and meet anticipated demand through calendar 1999. The added flexibility gained through increased production capacity should enable the Company to further shorten production cycles, which in turn will enable the Company to offer, among other things, a just-in-time manufacturing service. Zindart recently commenced construction of Phase III of the Dongguan Facility, which includes an additional dormitory and a warehouse.

      Turnkey Manufacturing Service

      The Company's turnkey manufacturing service fulfills a customer's requirements at every stage in the production process, including component sourcing, computer-aided product engineering and design, model and mold making and manufacturing, assembling and packaging of the finished product. This coordinated, one-stop production process provides the Company's customers with (i) shortened lead times from design to production, (ii) a single participant in the manufacturing process instead of the multiple participants previously required and (iii) increased efficiency, resulting in lower per-unit costs. See "Business -- Manufacturing."

      Commitment to Efficiency

      The Company continually strives to increase efficiency and reduce costs for the benefit of the Company and its customers. To date, the Company has been able to achieve efficiencies by locating its production facilities in the PRC, vertically integrating its production processes, and working in close cooperation with its customers. The Company expects to achieve greater efficiencies as a result of the consolidation of Zindart's operations in the Dongguan Facility.

THE COMPANY'S STRATEGY

      The Company's goal is to become the leading manufacturer of high-quality die-cast and injection-molded collectibles, hand-made books, specialty packaging and other paper products for the premier designers and marketers of such items. The Company's business strategy to achieve this goal is to focus on the following:

      Develop Additional Major Customers

      Currently, the Company has a small core group of large customers, but also manufactures products for many other customers. The Company expects that it may be able to develop several of these smaller customers into major customers as they become familiar with the benefits of the Company's turnkey manufacturing service. With completion of the Dongguan Facility, the Company can now offer major customers a dedicated production team and dedicated production space, which can provide such customers with attractive advantages. For example, the Company can customize its production facility to meet the specific needs of such customers, and the customer is able to exercise greater control over the production process, thereby enhancing quality control and cost efficiency, increasing confidentiality, and expediting scheduling and delivery timetables.

      Diversify Product Offerings

      The Company has established itself as a leading manufacturer of die-cast collectibles, collectible holiday ornaments and toys. Through its acquisition of Hua Yang, the Company diversified its product offerings to include hand-made books, specialty packaging and other paper products. The Company intends to diversify its product offerings to include the manufacture of other consumer products that utilize the Company's current competitive advantages and production expertise. As part of its diversification strategy, the Company intends to review additional strategic acquisition opportunities.

      Invest in Manufacturing Capacity

      The Dongguan Facility provides the Company with additional production space. This facility increases the Company's capacity and, the Company believes, improves the quality of its operations and overall efficiency, which should in turn enable the Company to meet additional demand for its manufacturing services through calendar year 1999. Assuming necessary financing is available, the Company intends to purchase new equipment for its facilities and to further expand its production capacity to meet customers' needs.

      Deploy Advanced Management Information Systems

      The Company seeks to enhance its manufacturing and business processes through the deployment of advanced management information systems that enable the real-time monitoring and management of its operating and financial performance and resources. The Company has contracted with a third party to develop custom manufacturing software and intends to deploy a comprehensive enterprise software solution, which the Company believes will result in considerable cost savings and operating efficiencies.

MARKETS, PRODUCTS AND CUSTOMERS

      Die-cast Collectibles

      The Company manufactures a wide range of metal die-cast collectible scale model replicas of automobiles, such as Mercedes Benz, BMW, Corvette and Mustang, trucks, planes, farm implements and construction equipment, such as John Deere and Caterpillar, and classic cars, such as the 1932 Cadillac, the 1964 Aston Martin and the 1956 Ford Thunderbird. These replicas, which come in various scales from 1/12th to 1/64th of the size of the original product, are medium and high-feature products that must meet exacting standards. Many of the die-cast replicas have complex designs which require high-quality workmanship and decorative details, with pad printing of as many as one hundred imprints. The most complex of these models incorporate up to 200 moveable parts. The die-cast scale model replicas manufactured by the Company are sold through hobby shops, collectors' clubs, car and equipment dealers, toy and gift stores and other channels. These products typically retail in the U.S. for between $150.00 and $180.00 for the high-feature products, between $25.00 and $60.00 for the medium-feature products and between $5.00 and $10.00 for the small-scale products. Many of these products have nostalgic appeal to adult consumers. In addition, some of these products, especially the automobile replicas, have attracted a following of collectors and are traded on a secondary market. The Company believes, based on many years of sales experience, that many die-cast collectibles have enduring consumer appeal. For example, the Company manufactures on an annual basis several products for which molds were made between five and ten years ago. These include the '70 Ford Mustang, '68 Pontiac GTO, '67 Corvette convertible, Ford Roadster, Allis Chalmers Model "C" Tractor and John Deere Skidsteer Loader.

      The Company's primary customers for die-cast collectibles are Ertl and Mattel(R). Ertl is a leading U.S. designer and marketer of die-cast collectible replicas with fiscal year 1997 sales of over $200 million. Ertl was the Company's first customer in 1978 and has been a customer ever since. Sales to Ertl continue to account for a significant portion of the Company's net sales. In March 1997, Zindart started a business relationship with Mattel(R), a leading U.S. designer and marketer of die-cast collectible replicas and general toys, as a producer for the Hot Wheels(R) Pro-Racing and Legend Series. With the increasing popularity of NASCAR racing, Mattel(R) has introduced a successful NASCAR Hot Wheels(R) line called "Pro-Racing." This line of 1/64 scale model replicas are highly detailed, requiring 40 to 60 imprints per car body. Sales to Mattel(R) constituted a significant portion of the Company's net sales for the year ended March 31, 1998. See "Risk Factors -- Risks Relating to the Company -- Dependence on Major Customers."

      The Company's customers for die-cast collectibles include other well-known designers and marketers of such products, such as Revell-Monogram, which has been a customer of the Company since 1987, and SWG of Germany, which has been a customer of the Company since 1989. Revell-Monogram is a leading worldwide designer and marketer of plastic model kits and die-cast replicas of airplanes, automobiles and ships marketed under the "Revell" and "Monogram" brand names. SWG is one of the largest designers and marketers of die-cast replicas in Germany, marketed under the brand name "Siku."

      Collectible Holiday Ornaments

      Hallmark, long known as a leading producer of greeting cards, successfully diversified into collectible holiday ornaments and giftware products. Hallmark relies on the Company to manufacture many of its Keepsake Ornaments, which consist of a variety of Christmas ornaments, holiday-themed pieces and other giftware both in die-cast zinc alloy and plastic. Hallmark's Keepsake Ornaments products also include free-standing decorations such as die-cast replicas of pedal cars. The production of Keepsake Ornaments products requires highly-developed hand spray painting skills and attention to quality by each member of the Company's workforce in order to meet Hallmark's exacting aesthetic and quality requirements.

      The Keepsake Ornaments manufactured by the Company are collectibles sold through authorized retail outlets. These products typically retail in the U.S. for between $7.00 and $25.00. Many purchasers of Keepsake Ornaments consider these products to be valuable, collectible items. In addition to traditional holiday themes, many Keepsake Ornaments depict characters from storybooks and films such as the Wizard of Oz, Star Trek, Pocahontas, the Flintstones, and Peanuts, and various American icons such as Lou Gehrig and Babe Ruth. See "Risk Factors -- Risks Relating to the Company -- Dependence on Major Customers."

      Action Figures and Miniature Figurine Playsets

      The Company also manufactures action figures and miniature figurine playsets for various designers and marketers such as Hasbro, Inc. and Galoob Toys, Inc. These products are used primarily as toys and include miniature replicas of popular television and movie characters such as Thomas the Tank Engine & Friends and various Disney and Sesame Street characters. These products typically retail in the U.S. for between $5.00 and $15.00. The Company believes that a developing trend among toymakers is to focus on profitability rather than volume. As a result, many toymakers are moving into the sale of higher-priced toys, the production of which requires high-quality and detailed manufacturing skills of the type offered by the Company.

      Books

      The Company manufactures "pop-up" books, novelty books and board books. Pop-up books are books containing specially die-cut, folded and glued paper pieces that, when the book is opened, "pop" out of the book in three dimensions. These products typically retail in the U.S. for between $3.00 and $50.00. Most of the Company's "pop-up" books are targeted at children, but a small segment also caters to the adult and young adult markets. Novelty books, sometimes also referred to as "book-plus," incorporate an extra or unusual element. These elements often make the book interactive or provide play value; examples include an electronic device, a noise maker, plastic, vinyl, textured or scented materials, or a plush toy. Board books usually are die-cut or punched into an unusual shape, thus requiring hand-assembly. These books are made of heavyweight, stiff paperboard, are durable in nature and usually are targeted at the children's market. Often board books come in a set of three or more titles and are grouped together in a hand-assembled slip case, sleeve or custom made box. These books are sold through toy and book stores, authorized dealers and other channels.

      Specialty Packaging

      Specialty packaging includes paper board and E-flute (corrugated) boxes and, to a lesser extent, blister cards and inserts. Box packaging often requires advanced printing techniques, including six and seven color printing, hot foil stamping, spot or total coating, varnishing, embossing and lamination. After printing, boxes are die-cut to shape with a drop-out window often included. PVC sheets, which also are cut to shape and often incorporate some silk screen printing, are glued in place by hand in the drop-out windows. Blister cards are simple backing boards used in a plastic blister pack while insert cards are printed pieces of board used as backing or filler inside a larger packaging box. Specialty packaging is produced for certain manufacturers and other marketers that utilize this kind of specialty packaging to protect products during shipment and to exhibit products for sale in retail stores.

      Other Paper Products

      Other paper products manufactured by the Company include puzzles, board games, photo albums, stationery sets and activity packs, all of which require hand assembly. These products are targeted at children, young adult and adult markets. These products are also sold through hobby shops, authorized dealers, book and gift stores, as well as through other channels.

MANUFACTURING

      The Company offers a fully-integrated turnkey manufacturing service. With this service, the Company integrates component sourcing, computer-aided product engineering, model-making and mold-making, as well as manufacturing, assembling and packing of finished product. This enables the Company to meet all of a customer's design engineering and manufacturing needs and eliminates the need for intermediaries. By coordinating product development and process design with production and packaging, the Company is able to shorten the lead time from conceptual design to product delivery and to lower product cost while maintaining high quality and reliability.

      The Company's die-cast and injection-molded production facilities are located in Dongguan. The Dongguan Facility includes (i) a product engineering area, (ii) model-making and mold-making areas, (iii) die-casting and injection-molding areas, (iv) hand-spray and electrostatic painting and pad printing areas, (v) assembly and packing areas, (vi) a warehouse, and (vii) dormitory, dining and recreational facilities. The Company's product engineering staff makes extensive use of sophisticated computer-aided design systems for the development of prototype-scale models. The die-casting, injection-molding and electrostatic painting areas operate on a two-shift basis. The hand-spray, pad printing and assembly and packing areas run on a single-shift basis. Assembly and hand painting areas account for most of the total work force and production area. The Company's hand-made book, specialty packaging and paper production facilities are located between Dongguan and Hong Kong in Shenzhen (the "Shenzhen Facility"). The Shenzhen Facility includes (i) a pre-press area, press rooms and print finishing area, (ii) die-cut, trimming, guillotining and punching areas, (iii) packaging and book hand assembly areas, (iv) a warehouse, and (v) dormitory and dining facilities. The press rooms operate on a two-shift basis with six advanced German presses delivering up to six-color printing capability. The die-cut department also runs on a two-shift basis during the peak season. Hand assembly for both packaging and books generally works one shift, adding an additional shift during the peak season, and accounts for most of the total work force and production areas.

      The Company uses zinc alloy and various plastic resins in its die-cast and injection-molded production operations. The supply and demand for zinc alloy and for both plastic resins and the petrochemical intermediates from which plastic resins are produced are subject to cyclical and other market factors and can fluctuate significantly. The Company acquires raw materials for its die-cast production primarily from Australia, Belgium and Canada. Plastics used for manufacturing collectible holiday ornaments and figurines are obtained from Hong Kong. The Company's standard practice is to maintain a supply of raw materials sufficient for approximately three months' production. See "Risks Factors --Risks Relating to the Company -- Dependence on Raw Materials."

      Paper, ink and glue are the principal raw materials used by the Company in the manufacture of books, specialty packaging and other paper products. The Company uses many types of coated paper and board in a variety of grades, depending on customers' quality and price requirements. The Company purchases a majority of its paper from U.S. and European suppliers, but generally places orders through trading companies or agents in Hong Kong. Additionally, the Company acquires a small amount of paper from local sources in Hong Kong. Ink and glue are ordered locally in Hong Kong.

      The plants and equipment owned and operated or leased by the Company are subject to comprehensive PRC laws and regulations that involve substantial risks. See "Risk Factors -- Risks Relating to the Company -- Environmental Matters" and "-- Production Facilities; Capacity Limitations" and "-- Dependence on PRC Parties."

COMPETITION

      The Company faces significant competition in each of its product segments. In die-cast collectibles and collectible holiday ornaments, the Company competes with several companies located primarily in the PRC. In toys, the Company competes with numerous companies located all over the world. In "pop-up" books, the Company competes with several companies located in Southeast Asia and South America. In novelty and board books as well as packaging, the Company competes with several companies located in Hong Kong. The Company believes that the basis of competition in the manufacturing of all of its products is price, quality, technical capabilities and the ability to produce in required volumes and to timely meet delivery schedules. The Company expects increased competition from other industry participants that may seek to enter one or more of the Company's high margin product segments. Many of the existing and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company.

      The Company does not believe that there are any significant barriers to entry into the manufacture of its products, although the Company believes that it currently holds certain competitive advantages. The Company does not characterize its business as proprietary and does not own any patents or copyrights or possess any material trade secrets. Accordingly, additional participants may enter the market at any time. No assurance can be given as to the ability of the Company to compete successfully with its current or future competitors, and the inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain of the Company's customers, including Mattel(R), manufacture a substantial portion of their products internally. Any determination by a principal customer to manufacture new products internally or to move manufacturing from the Company to another third party would have a material adverse effect on the Company's business, financial condition and results of operations.

SUBSIDIARIES

      The Company has a controlling interest in two mold-making subsidiaries. In August 1994, Zindart acquired a 55% interest in Onchart Industrial Limited, a British Virgin Islands corporation. In December 1994, Zindart acquired a 51% interest in Luen Tat Mould. Prior to these acquisitions, Zindart had regularly contracted with these companies to provide mold-making services to Zindart. Presently, Luen Tat Mould conducts its mold-making operations in one of the Company's factories, and provides the Company with the largest in-house mold and model-making capacity in southern China. Dongguan Xinda Giftware Company Limited is a Sino-foreign contractual joint venture with Dongguan Hengli Trading General Company, an entity that is controlled by PRC governmental bodies. This contractual joint venture was established in the PRC to own and operate the Dongguan Facility. Such joint venture has a term of 15 years, expiring in November 2009. Under the joint venture agreement and the supplemental agreement thereto, the Company is entitled to 100% of the joint venture's profit, after paying its joint venture partner a pre-determined annual fee.

      Hua Yang is a subsidiary of the Company and has three subsidiaries. Hua Yang Printing Holdings Co., Limited, based in Hong Kong, is 100% owned and employs the sales, accounting and management staff for the book and packaging businesses and holds the Hua Yang equity interests in its two Chinese joint ventures/subsidiaries. Shenzhen Huaxuan Printing Product Co., Ltd. is a contractual joint venture with Goshu Economic Development Company, Shenzhen, a government entity, that was established in the PRC to operate the Shenzhen Facility. Such joint venture has a term of 15 years and expires in October 2010. Under the joint venture agreement, the Company is entitled to 100% of the joint venture's profit, after paying its joint venture partner a pre-determined annual fee, and at the end of the joint venture term, the Company will continue to own the other assets of the joint venture, but the land and building will revert to the PRC party of the joint venture company.

BACKLOG AND SEASONALITY

      The Company's die-cast and injection-molded product customers generally contact the Company six to nine months in advance of product delivery in order that the Company engineers and makes the molds for the products. Thereafter, these customers place production orders two to three months in advance of target delivery dates. These purchase orders may be canceled by the customer upon reimbursement of actual costs incurred and payment of a portion of lost profits, as determined on a case-by-case basis.

      The buying and ordering cycles for packaging and books differ. For packaging, in November or December the Company reviews with its two core customers their anticipated packaging needs for the upcoming year. By the beginning of the calendar year, both Mattel(R) and Jetta Co. Ltd. will have provided the Company with dollar and unit allocations for the year. This allocation will be based on the Company's performance for the past year, capacity and technical capability vis-a-vis the designs agreed to by the customer. Every week thereafter, the Company will receive purchase orders covering the next four to six weeks. Firm orders and packaging planning rarely extend beyond six weeks. The buying cycle in books is much longer than in packaging and somewhat variable, with a majority of activity grouped around the Frankfurt Book Fair held in Germany every October and the Children's Book Fair held in Bologna, Italy every April. The fairs are a time for Hua Yang's customers to present their new book concepts and ideas to customers, with confirmed sales being realized three to six weeks after each fair. Once Hua Yang's customers have confirmed sales, they turn to printers to reserve production capacity. Orders for reprints of old titles, however, can be booked anytime during the year but generally fall outside of the peak summer production months.

      As is customary in the PRC, each year the Company closes its facilities for two weeks during the months of January or February in celebration of the Chinese New Year holidays. As a result, the Company's fourth fiscal quarter production and revenues have in the past been lower than in other quarters and are expected to be lower than in future quarters. Except as attributable to the observance of the New Year, the Company has not experienced seasonality in its die-cast and injection-molded products business operations, although they could show quarterly fluctuations based on the timing of orders placed by its customers. The Company's book sales are weighted toward the Christmas season. As a result, sales of books in the first half of each fiscal year are generally greater than in the second half.

      As of March 31, 1998, the Company had orders on hand of approximately $37.5 million, compared to $32.7 million as of March 31, 1997. Less than 1% of Zindart's total annual customer orders have been canceled in any of the last three years.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

      The Company has no registered trademarks. The Company has applied for, but not yet been granted, a United States patent on the structure of a particular book. The Company's key employees have entered into confidentiality agreements with the Company.

EMPLOYEES

      As of March 31, 1998, the Company employed approximately 11,560 persons, of whom approximately 8,870 were production workers, 1,740 were administrative staff and 950 were engineering and technical personnel. As is customary for employers in the PRC, each of the Company's production facilities includes housing facilities for workers. The Company is committed to providing good working and living conditions for its employees in the PRC. To that end, the Company has adopted a code of conduct relating to human rights, including a prohibition on use of child labor, and guidelines regarding worker safety, wages and hours. The Company intends to retain outside consultants to review and assist in improving the working and living conditions of its employees.

      The Company provides training to its managers and executives in its Hong Kong headquarters through courses conducted by industry professionals engaged by the Company as well as by senior management. The courses cover management skills, total quality management, ISO 9000 requirements and the technical aspects of the Company's operations. In addition, the Company sponsors the attendance of night classes for a number of technical staff, and in-house seminars for workers are held semi-annually by the quality control staff or the factory managers on quality requirements. See "Risk Factors -- Risks Relating to the Company --Reliance on Key Personnel" and "-- Employees."

THE HUA YANG ACQUISITION

      Overview

      In February 1998, Zindart acquired 100% of the outstanding capital stock of Hua Yang. Hua Yang is a leading printer and manufacturer of hand-made books, specialty packaging and other paper products located in the PRC. The acquisition was effected pursuant to an Exchange Agreement (the "Exchange Agreement"), a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

      The Hua Yang Acquisition provides Zindart with its own packaging operation, which is an integral part of providing its customers with a fully-integrated turnkey manufacturing service. The acquisition broadens Zindart's product lines and customer base, and it is consistent with Zindart's goal of becoming the leading producer of high-quality, hand-assembled consumer products in the PRC. Additionally, management believes that the acquisition will yield economies of scale through the consolidation of financial and administrative functions.

      Terms of Transaction

      In February 1998, Zindart entered into the Exchange Agreement with Hua Yang Holdings Co., Ltd. ("Parent"), Hua Yang Printing Holdings Co., Limited ("Subsidiary"), HYP Holdings Limited ("HYP"), Karl Chan (BVI) Holdings Limited ("Chan Holdings"), Karl Chan ("Chan") (HYP, Chan Holdings and Chan are sometimes hereinafter collectively referred to as the "Hua Yang Shareholders"), certain investment funds operated by ChinaVest and Advent that are shareholders of HYP (the "Principal HYP Shareholders") and ChinaVest Management Limited, as the Agent on behalf of the Hua Yang Shareholders and the Principal HYP Shareholders. Pursuant to the Exchange Agreement, the Hua Yang Shareholders exchanged all of Parent's outstanding ordinary shares and preferred shares for $35.0 million in cash and up to 1,000,000 Shares (collectively, the "Acquisition Consideration"). Of the 1,000,000 Shares, 666,667 were issued at the closing of the Hua Yang Acquisition and placed in escrow for a period of six months to secure the indemnification obligations of Hua Yang, the Hua Yang Shareholders, ChinaVest and certain funds managed by Advent under the Exchange Agreement. The remaining 333,333 Shares will remain unissued until completion of an independent audit of Hua Yang's financial results for the two-year period ending March 31, 1999. Upon completion of the audit, a portion of such Shares will be issued to the extent that Hua Yang's earnings before interest expense (net of interest income), provision (benefit) for income taxes, depreciation and amortization ("EBITDA") for such two-year period exceed $12.48 million. All of such Shares will be issued if Hua Yang's EBITDA for such two-year period equals or exceeds $15.6 million (the "Earn-Out").

      The Exchange Agreement contains detailed representations, warranties and covenants by each of Subsidiary, Parent, the Hua Yang Shareholders and the Principal HYP Shareholders relating to the business, assets and financial condition of Subsidiary and Parent, including the joint ventures Shenzhen Huaxuan Printing Product Co., Ltd. and Guangzhou Jin Yi Advertising Company Ltd. The representations and warranties terminate on the second anniversary of the closing date. Each of the Hua Yang Shareholders and the Principal HYP Shareholders is jointly and severally liable for the accuracy of such representations and warranties up to a maximum amount equal to the pro rata portion of the Acquisition Consideration received by such Hua Yang Shareholder (plus its portion of certain permitted redemptions of Parent preferred shares prior to the closing) or Principal HYP Shareholder. Generally, no claim may be made against any of the Hua Yang Shareholders and Principal HYP Shareholders in respect of a breach of a representation or warranty until the aggregate amount of all claims exceed $2.0 million. Certain representations and warranties, including those involving due organization and valid existence, capitalization, Parent's financial statements, bank accounts, real property, tax matters, employee benefit plans and related party transactions, are not subject to this deductible threshold.

      The Hua Yang Acquisition, which was approved by a committee of independent members of Zindart's board of directors, closed in February 1998. As a condition to the closing, Zindart received: (i) a legal opinion relating to the Subsidiary, Parent and the joint ventures; (ii) an opinion from Van Kasper & Company as to the fairness of the transaction from a financial point of view to Zindart's shareholders; and (iii) a release executed by each of the Hua Yang Shareholders and the Principal HYP Shareholders in favor of Zindart, Parent and Subsidiary of all claims arising prior to the closing date in their capacities as a shareholder, officer or director of Parent or Subsidiary.

      Pursuant to the Exchange Agreement, each of the Hua Yang Shareholders agreed that for a period of two years from the closing date, it will not directly or indirectly engage in the business of manufacturing or selling die-cast, injection-molded products, hand-made books, specialty packaging and other paper products or any similar business in Hong Kong, the PRC and other countries. Zindart also granted certain demand registration rights in connection with the Shares (or ADSs issuable upon exchange thereof) issued or to be issued as part of the Acquisition Consideration. Such Shares were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended ("Securities Act"), provided by Regulation S and Regulation D thereunder.

      Zindart financed $30.0 million of the cash portion of the Acquisition Consideration and related fees and expenses from a credit facility syndicated by Credit Suisse First Boston, Hong Kong Branch (the "Credit Facility"). The remaining cash was provided from Zindart's working capital.

      Accounting Treatment

      The Company's majority shareholder is ZIC Holdings Limited, a Cayman Islands corporation ("ZICHL"), which is in turn controlled by ChinaVest. Prior to the acquisition, Hua Yang's majority shareholder was HYP Holdings Limited, a Cayman Islands corporation, which is also controlled by ChinaVest. See "Item 12-- Security Ownership of Certain Beneficial Owners and Management." As a result, the Hua Yang Acquisition is accounted for (i) as to the effective interest in Hua Yang beneficially owned by ChinaVest, as a reorganization of companies under common control, similar to a pooling of interests and (ii) as to the remaining beneficial interests in Hua Yang, as an acquisition.

      Accordingly, unless otherwise noted herein, the Consolidated Financial Statements of the Company are presented after inclusion of the results of Hua Yang, to give retroactive effect for all years presented to the acquisition of Hua Yang as a reorganization of companies under common control, similar to a pooling of interests. Under such presentation, net income and net asset value are reduced through the minority interests for the portion of shareholding in Hua Yang not held under common control. In addition, the pro forma consolidated statement of operations data of the Company give effect to the Hua Yang Acquisition as if it had occurred (i) on April 1, 1996 for the year ended March 31, 1997 and (ii) on April 1, 1997 for the year ended March 31, 1998, with the expenses relating to the acquisition recorded in fiscal 1998.

RISK FACTORS

      Limited Precedent

      Prospective investors should be aware of and take into consideration the limited precedent with which to evaluate the potential risks and rewards related to the development, financing, ownership and operation of a light manufacturing company in the PRC.

      Limited Reporting Requirements

      As a foreign private issuer, the Company is exempt from the rules and regulations under the Exchange Act prescribing the furnishing and content of proxy statements, and its officers, directors and principal shareholders are exempt from the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. Under the Exchange Act, the Company is not required to publish financial statements as frequently, as promptly or containing the same information as U.S. companies. See "Reports to Shareholders."

      Risks Relating to the Company

      Dependence on Major Customers. Sales to three customers -- Hallmark, Ertl and Mattel(R) -- account for a majority of the Company's total pro forma net sales. Sales to Hallmark, Ertl and Mattel(R) as a percentage of the Company's total pro forma net sales during fiscal years 1997 and 1998 were approximately 45.4% and 51.6%, respectively. Sales to Mattel(R) include sales by both Zindart and Hua Yang. Zindart began a business relationship with Mattel(R) in February 1997. As a result, the Company may be more susceptible to a loss of business from Mattel(R) than it would be from its other customers with longer-term relationships. In this regard, Mattel(R) manufactures a number of its products internally and could elect in the future to do so with respect to the products currently manufactured by the Company. Sales to the seven next largest customers as a percentage of the Company's total pro forma net sales during fiscal 1997 and 1998 were approximately 24.1% and 17.4%, respectively. While the Company considers its relationship with Ertl to be good and does not believe that either the sale of Ertl's Shares in the Company's 1998 public offering (the "Offering") of American Depository Shares or George Volanakis' recent resignation as Ertl's President and Chief Executive Officer will adversely affect this relationship, no assurance can be given that this will be the case. The Company's dependence on these customers is expected to continue in the foreseeable future. Although management believes that any one of its customers could be replaced eventually, the loss of any one of its major customers, particularly Mattel(R), Hallmark or Ertl, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's sales transactions with all of its customers are based on purchase orders received by the Company from time to time that are subject to cancellation.

      Introduction of New Products by Customers; Market Acceptance; Economic Factors. The Company's long-term operating results depend substantially upon its customers' ability to continue to conceive of, design and market new products and upon continuing market acceptance of its customers' existing and future products. In the ordinary course of their businesses, the Company's customers continuously develop new products and create additions to their existing product lines. Significant delays by the Company's customers in the introduction of, or their failure to introduce or market, new products or additions to their respective product lines would impair the Company's results of operations. The die-cast collectible, collectible holiday ornament, toy and hand-made book markets are affected by changing consumer tastes and interests, which are difficult to predict and over which the Company's customers have little, if any, control. These products in any event have limited life cycles and may be discontinued by the customer at any time. Accordingly, there can be no assurance that existing or future products of the Company's customers will maintain or receive substantial market acceptance. In addition, since most of the products manufactured by the Company are sold in the U.S., the Company's profitability will also depend on the strength of the U.S. economy, which can affect U.S. consumers' spending habits on such items as die-cast collectibles, collectible holiday ornaments, toys and books. Any downturn in the U.S. economy could have a material adverse effect on the Company's business, financial condition and results of operations.

      Risks Associated with the Hua Yang Acquisition. The Hua Yang Acquisition is Zindart's first major acquisition. The Company is in the process of integrating Hua Yang's business with that of Zindart. Such integration will require significant management resources and attention that could otherwise be devoted to the management of the Company's business. In addition, the integration will require consolidating the management and financial control systems historically used by the two business units while preserving and melding the corporate cultures that have been instrumental in the success of each unit. The manufacturing facilities of Hua Yang, which are much older than those of Zindart and located about 30 miles from the Dongguan Facility, are expected to continue to be operated separately from Zindart's Dongguan Facility. There can be no assurance that management's efforts to integrate the operations of the companies will be successful or that the anticipated benefits of the business combination will be realized. The dedication of management resources to such efforts may detract attention from the day-to-day business of Zindart or Hua Yang. There can be no assurance that there will not be substantial costs associated with such activities or that there will not be other material adverse effects of these integration efforts, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "The Hua Yang Acquisition" and "Business."

      Leverage. The cash portion of the purchase price of Hua Yang was financed with $5.0 million from the Company's working capital and a $30.0 million line of credit, leaving the Company with substantial outstanding indebtedness. $16.0 million of the amount borrowed under this line of credit has subsequently been repaid with the proceeds of the Company's ADS offering in March 1998. The Company's ability to meet its remaining debt service obligations will be dependent upon the Company's future performance, which is subject to numerous factors beyond the Company's control. There can be no assurance that the Company will generate sufficient cash flow to cover its debt service obligations and working capital requirements. In addition, the Company's indebtedness may make it more vulnerable to general economic and industry conditions and restrict its ability to obtain financing to fund future capital requirements, including for the expansion of its manufacturing facilities expected to be required by the end of calendar year 1999. Any failure or delay in meeting its debt service obligations would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition" and "Results of Operations."

      Competition. The Company faces significant competition in each of its product segments. In die-cast collectibles and collectible holiday ornaments, the Company competes with several companies located primarily in Hong Kong and the PRC. In toys, the Company competes with numerous companies located all over the world. In "pop-up" books, the Company competes with several companies located in Southeast Asia and South America. In novelty and board books as well as packaging, the Company competes with several companies located in Hong Kong/PRC. The Company believes that the basis of competition in the manufacturing of all of its products is price, quality, technical capabilities and the ability to produce in required volumes and to timely meet delivery schedules. The Company expects increased competition from other industry participants that may seek to enter one or more of the Company's high margin product segments. Many of the existing and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company.

      The Company does not believe that there are any significant barriers to entry into the manufacture of its products, although the Company believes that it currently holds certain competitive advantages. The Company does not characterize its business as proprietary and does not own any patents or copyrights or possess any material trade secrets. Accordingly, additional participants may enter the market at any time. No assurance can be given as to the ability of the Company to compete successfully with its current or future competitors, and the inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain of the Company's customers, including Mattel(R), manufacture a substantial portion of their products internally. Any determination by a principal customer to manufacture its products internally or to move manufacturing from the Company to another third party would have a material adverse effect on the Company's business, financial condition and results of operations.

      Ability to Manage Growth and Fluctuations. Zindart has experienced significant growth over the past few years and is expanding its manufacturing operations. Hua Yang's operations have fluctuated significantly over the same periods. The management of the Company's growth or fluctuations in levels of operations, as appropriate, will require continued improvement and refinement of the Company's operating, management and financial control systems, as well as a significant increase in the Company's manufacturing, quality control, marketing, logistics and service capabilities, any of which could place a significant strain on the Company's resources. If the Company's management is unable to manage its operations effectively, the quality of the Company's products, its ability to retain key customers and its business, financial condition and results of operations could be adversely affected. As part of its expansion, the Company will have to hire additional management personnel and other employees. The expenses associated with hiring, training and integrating such employees may be incurred prior to the generation of any associated revenues, with a corresponding adverse effect on the Company's business, financial condition and results of operations. In addition, the failure to integrate new personnel on a timely basis could have an adverse effect on the Company's business, financial condition and results of operations.

      Production Facilities; Capacity Limitations. The existing facilities of Hua Yang are older than those of Zindart; the Hua Yang facilities will likely need to be upgraded and expanded by the end of calendar year 1999 in order to handle projected business. Hua Yang intends to either secure additional space in close proximity to its existing facilities or move its operations to a new location closer to Zindart's Dongguan Facility. In either case, Hua Yang will be required to incur substantial additional costs in connection with upgrading or moving its manufacturing facilities. Hua Yang leases its current facilities. In the event that Hua Yang elects to relocate its facility prior to the expiration of its lease in 2000, Hua Yang would be required to renegotiate the term of the lease because it does not have an ownership interest in the facilities or such facilities' leasehold improvements, and upon termination of its lease such improvements would revert to the owner of the facilities. No assurance can be given as to the ability of Hua Yang to renew or relocate its existing facilities on acceptable terms and at an acceptable cost, and the inability of Hua Yang to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company's manufacturing operations are conducted in the Dongguan Facility and the Shenzhen Facility. The Company currently estimates that it may exceed its manufacturing capacity in both of its manufacturing facilities by the end of calendar 1999. As a result, the Company has begun to build Phase III in order to have additional manufacturing capacity in the near future. The Company commenced construction of Phase III of its Dongguan Facility in May 1998, and it is expected to be completed by December 1998. The inability of the Company to obtain such capacity on a timely basis and on commercially reasonable terms would have a material adverse effect on the Company's business, financial condition and results of operations.

      In order to increase manufacturing capacity, in December 1995 Hua Yang entered into a three-year agreement to lease additional facilities and a dormitory located adjacent to its existing factory. There currently is a dispute between the local government and the purported lessor with respect to the ownership of the land on which the additional facilities are located. Hua Yang continues to occupy and operate from such premises and does not anticipate being required to vacate prior to expiration of the lease in December 1998. Hua Yang could be required to vacate the premises with little or no notice if Hua Yang's leasehold interest were successfully challenged, which could result in production delays and have an adverse effect on Hua Yang's business, financial condition and results of operations.

      If a natural disaster, such as a typhoon, fire or flood, were to destroy or significantly damage any of the Company's facilities or if any such facility were to otherwise become unavailable or inoperable, the Company would need to obtain alternative facilities from which to conduct its operations, which would result in significantly increased operating costs and significant delays in the fulfillment of customer orders. No assurance can be given that alternative facilities could be obtained at an affordable price or at all. Such increased costs or delays, or inability to obtain alternative facilities, would have a material adverse effect on the Company's business, financial condition and results of operations.

      Dependence on PRC Parties. The Dongguan Facility is owned by a Sino-foreign contractual joint venture in which the Company has a majority interest. The other party to this contractual joint venture is an entity that is controlled by PRC governmental bodies. Upon moving to the Dongguan Facility, the Company also entered into a subcontract processing agreement with a local industrial development authority, which provides the Company with a labor pool for certain production needs. Hua Yang operates its facility through a similar contractual joint venture. The joint ventures for Zindart's and Hua Yang's facilities differ in that the land use rights related to the Dongguan Facility, which are for a term of 50 years, are in the name of Zindart while the land use rights and leasehold improvements related to Hua Yang's facility are owned by Hua Yang's PRC joint venture partners.

      The efficient and cost-effective operation of these facilities depends upon the cooperation and support of the development authorities and the joint venture partners (collectively, the "PRC Parties"). Should a dispute develop between the Company and any of the PRC Parties, there can be no assurance that the Company would be able to enforce its understanding of its agreements or interests with any of such PRC Parties, which could result in a significant loss of, or depreciation in the value of, the Company's property and facilities. In any event, ownership interests of land and improvements are considerably more attenuated in the PRC. The Company's investment in property, facilities and improvements, particularly at the Dongguan Facility, are significant and could not be replaced without a considerable new investment, if at all. The lack of cooperation by any of the PRC Parties could subject the Company to additional risks and costs, including the interruption or cessation of its present operations in the PRC, all of which would have a material adverse effect on the Company's business, financial condition and results of operations. In this regard, Hua Yang occupies its manufacturing facilities pursuant to a joint venture agreement with a third party located in the PRC. Pursuant to that agreement, the PRC party is obligated to contribute the land upon which the facilities are built to the joint venture. Instead, the PRC party has leased the land to the joint venture. This is a breach by the PRC party of the terms of the joint venture, and the Company is currently seeking to rectify the situation. No assurance can be given as to the ability of the Company to cause the PRC party to cure the breach. The Company is unable to assess the effect, if any, if the Company were unable to do so.

      Capital Needs; Uncertainty of Additional Financing. Zindart currently estimates that it may exceed its manufacturing capacity in calendar 1999 and Hua Yang is evaluating the possibility of moving its facilities to a new location. In the event that the Company elects or is required to build new facilities at the Company's expense, the cost of building such facilities would be substantial. The Company will have no borrowing availability under its Credit Facility and approximately $22.2 million under its other existing credit facilities, which may be used for general purposes or for the construction or relocation of facilities. In May 1998, the Company renegotiated its banking facilities and the Company will have credit facilities of approximately $6.9 million as a result. No assurance can be given as to the availability or adequacy of these borrowings for these or other needs. In the event that the Company requires additional capital, it may be required to issue additional equity securities, which could result in additional dilution to existing stockholders, or to borrow such funds, which could adversely affect operating results. However, there can be no assurance that the Company will be able to obtain additional financing, whether in the form of debt or equity. Should the Company be unable to obtain additional financing on acceptable terms, it may be required to limit development of new or additional manufacturing facilities, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Dependence on Raw Materials. The Company uses zinc alloy, various plastic resins and paper in its manufacturing operations. The Company's financial performance is dependent to a substantial extent on the cost of such raw materials. The supply and demand for paper, zinc alloy and for both plastic resins and the petrochemical intermediates from which plastic resins are produced are subject to cyclical and other market factors and may fluctuate significantly. As a result, the cost of raw materials to the Company is subject to substantial increases and decreases over which the Company has no control except by seeking to time its purchases in order to take advantage of favorable market conditions. In the past, the Company has experienced significant increases in the price of certain raw materials, which resulted in an increase in the Company's production costs that the Company was not able to pass on fully to its customers. To the extent that future increases in the cost of raw materials cannot be passed on to customers, such increases could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company purchases its raw materials from a limited number of suppliers. The Company has no formal written agreements with any of its suppliers, but the Company is not dependent upon any single supplier for key materials. The Company has not experienced any difficulty in obtaining needed materials and thus believes that the lack of written agreements with its suppliers does not present a risk to its business; however, no assurance can be given that the Company will be able to obtain sufficient quantities of such raw materials to meet its needs. Any lack of sufficient raw materials for its needs would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that it could continue to obtain needed raw materials in the event that it experiences significant rapid growth, in light of the current availability of such raw materials on the world markets. However, to the extent the Company is unable to obtain needed raw materials in such circumstances in sufficient quantities or at affordable prices, such inability would have a material adverse effect on the Company's business, financial condition and results of operations.

      Reliance on Key Personnel. The success of the Company is substantially dependent upon its executive management, as well as upon its ability to attract and retain additional qualified design, manufacturing and marketing personnel. Mr. George Sun served as the Company's Chief Executive Officer until he retired in May 1998. Mr. Sun had previously transferred responsibility for managing all of Zindart's day-to-day operations to the other management of Zindart. Going forward, Mr. Sun will serve as a consultant to the Company. Upon Mr. Sun's retirement, Mr. Alexander M. K. Ngan was appointed President and Chief Executive officer of the Company. Mr. Ngan has served as a director of the Company since October 1995 and is a partner of ChinaVest, which has assisted the Company with, among other things, executive recruitment and financial management. The loss of the services of any of the Company's current executive management for any reason could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company is not the beneficiary of any "key person" life insurance policy on any such person. Successful expansion of the Company's business will require additional management resources and may require the hiring of additional senior management personnel. See "Directors, Executive Officers and Certain Key Employees."

      Possible Fluctuation in Operating Results; Reduced Revenue in the Fourth Fiscal Quarter. The Company's operating results in the past have fluctuated and those results may fluctuate in the future. The Company ceases production for a two-week period during January or February of each year due to the Chinese New Year holiday, which has caused revenues during the fourth quarter of each year to be lower than revenues during the other three quarters. The Company may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of receipt of orders from customers and the shipment of products. Sales of books are weighted toward the Christmas season; as a result, book sales in the first half of the fiscal year are generally higher than the second half. During the summer of 1997, Hua Yang experienced a labor shortage due to celebrations of the return of Hong Kong to the PRC. As a result, Hua Yang was not able to meet delivery schedules between June and October 1997. Hua Yang expects that billing disputes and collection periods may increase due to the delays. The Company may experience annual and quarterly variations in operating results and, accordingly, the trading price of the ADSs may be subject to fluctuations in response to such variations. In any event, it is likely that the Company's operating results from time to time will not meet the expectations of the Company's public market analysts, which will have an adverse effect on the trading price of the ADSs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Potential Product Liability. The Company is engaged in businesses that could result in possible claims for injury or damage resulting from its products. The Company is not currently, nor has it been in the past, a defendant in any product liability lawsuit. The Company does not maintain product liability insurance. A successful claim brought against the Company by a customer of the Company or a consumer and the adverse publicity that could accompany any harm caused to a consumer by a product manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

      Government Regulations. U.S. customers of the Company are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles that are found to be unsafe or hazardous, and can require a recall of such products under certain circumstances. Similar laws exist in some states and cities in the U.S., as well as in Canada and Europe. The Company relies on its customers to design products that comply with such safety standards and to test the products to ensure compliance with applicable regulatory safety standards. While the Company believes that its customers design and test the products the Company manufactures for compliance with regulatory standards, and the Company itself maintains quality assurance, there can be no assurance that the Company's products will not be found to violate applicable laws, rules and regulations, which could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that the Company's products will not be marketed in the future in countries with more restrictive laws, rules and regulations, either of which could make compliance more difficult or expensive, and which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Effect of Principal Shareholders. Funds controlled by ChinaVest Ltd. currently beneficially own 34.4% of the outstanding Shares. As a principal shareholder, ChinaVest has the ability to significantly influence, if not control, the election of the Company's directors and most corporate actions of the Company. Robert A. Theleen, Chairman of the Board of the Company, and Mr. Ngan, President, Chief Executive Officer and a director of the Company, are partners in ChinaVest. See "Principal and Selling Shareholders" and "Shares Eligible for Future Sale."

      Taxation. The Hong Kong statutory income tax rate is currently 16.5%, and the PRC income tax rate on the Company's Sino-foreign joint ventures is currently a maximum of 27.0%. The Company presently is exempt from PRC income tax pursuant to tax holidays that decrease to partial exemptions in March 1997 and terminate as early as March 2001. The Company will be required to pay taxes in the PRC based on the income, if any, of its subsidiaries as this tax holiday expires. The Company's effective tax rate on a pro forma basis was 10.8% and 12.0% in fiscal 1997 and 1998, respectively. The amount of income realized is based in a large measure on the transfer prices the Company pays for the products manufactured in its joint ventures located in the PRC. In the event that the PRC were to successfully challenge the transfer prices established by the Company, the Company would become subject to increased taxation in that jurisdiction. As a result, the effective tax rate of the Company would increase, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations. Under interpretations relating to allocation of income under Hong Kong tax law, Zindart recognizes one-half of the gross profit of Zindart as taxable income in Hong Kong, regardless of the amount of gross profit realized in the PRC. In the event that these interpretations change or are held invalid, the Company could be required to recognize more taxable income in Hong Kong. As a result, the effective tax rate of the Company would increase, which would in turn have a material adverse effect on the Company's business, financial condition and results of operations. See Note 19 of the Notes to Consolidated Financial Statements of Zindart.

      Year 2000 Compliance. The Company is currently in the process of updating its internal management information systems so that they will have the capability to manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results relating to such dates. The Company is updating its current systems to be Year 2000 compliant. The Company may not replace its management information system before 2000, but it plans to improve its current system. Any new systems implemented by the Company would be Year 2000 compliant.

      Tariffs and Quotas. Most of the Company's products are shipped to customers in the U.S. The U.S. may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels, which could adversely affect the Company's ability to continue to export products to the U.S. at current or increased levels. The Company cannot predict what regulatory changes may occur, if any, or the type or extent of any financial impact on the Company that such changes may have in the future. In addition, various forms of protectionist trade legislation have been proposed in the U.S. Adverse changes in tariff structures or other trade policies could have a material adverse effect on the Company's business, financial condition and results of operations.

      Environmental Matters. The Company's operations involve the use of certain toxic substances, including plastic resins, oil-based paints and cleaning solvents. The Company is, and is likely to continue to be, subject to PRC national, provincial and local environmental protection laws and regulations. Such laws and regulations currently impose a uniform fee on industrial wastewater discharges and a graduated schedule of pollution fees for the discharge into the environment of waste substances in excess of applicable standards; require the payment of fines for violations of laws, regulations or decrees; and provide for possible closure by the central, provincial or local government of any facility that fails to comply with orders requiring it to cease or cure certain activities deemed by such authorities to be causing environmental damage. The Company currently disposes of its waste substances in a manner it believes is consistent with similarly-situated companies operating in the PRC. Such disposal practices may not be consistent with those of companies operating in the U.S. There can be no assurance that the Company will be in compliance with applicable laws and regulations and will avoid incurring the consequences of non-compliance, or that PRC authorities will not impose additional regulatory requirements that would necessitate additional expenditures for environmental compliance. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

      Employees. Substantially all of the Company's manufacturing and assembly workers are young women who come from various rural provinces in the PRC for the purpose of working for wages higher than are available in such rural regions. These employees typically work for the Company for two to five years and then return to their communities. In addition, approximately 20% of the factory employees do not return to the Company each year after the Chinese New Year holiday, and the Company must hire replacements. If these employees were able to earn similar wages in their home provinces or higher wages in other industries, the Company could experience labor shortages or could be required to increase salaries to meet its labor needs, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's employees are not unionized, and the Company has not experienced any labor strike. Union organizing and worker unrest are not common in the PRC. No assurance can be given that labor conflicts will not develop. Any labor conflicts could have a material adverse effect on the Company's business, financial condition and results of operations. According to certain PRC labor laws, all enterprises operating within the PRC are required to sign a formal labor contract with their employees. Hua Yang and its joint ventures have only recently required their affected employees to sign such agreements. As a result, Hua Yang or its joint venturers may be liable for damages to the employees and related fines or penalties to applicable government authorities. The Company intends to undertake a review of employment policies at Hua Yang with the objective of ensuring compliance with applicable law. While the Company does not believe that this review will require material changes in Hua Yang's employment policies that adversely affect Hua Yang's business, financial condition or results of operations, there can be no assurance that this will be the case.

      Limited Public Market; Possible Volatility of Market Price of ADSs. The public trading volume of the ADSs at times has been relatively limited. There can be no assurance that a more active trading market for the ADSs will develop going forward or that, if developed, it will be sustained. Further, there is no public market for the Shares underlying the ADSs. In the past several years, many foreign issuers with market capitalizations similar to that of the Company have been unable to sustain an active trading market for their securities. The market price for the ADSs going forward may be highly volatile, as has been the case with the ADSs and the securities of other companies located in emerging market countries. The market price of the ADSs may fluctuate substantially in response to numerous factors, many of which are beyond the Company's control.

      Country Risks

      General. The Company conducts all of its product engineering, model-making, mold-making and manufacturing operations in the PRC. In addition, some of the Company's administrative, finance and accounting, marketing, and MIS activities are located in Hong Kong. As a result, the Company's business, financial condition and results of operations may be influenced by the general political, social and economic situation in Hong Kong and the PRC. Accordingly, the Company may be subject to political and economic risks, including political instability, currency controls and exchange rate fluctuations, and changes in import/export regulations, tariffs, duties and quotas.

      Market Decline in Southeast Asia. Several countries in Southeast Asia, including Korea, Thailand and Indonesia, have experienced a significant devaluation of their currencies and a decline in the value of their capital markets. In addition, these countries have experienced a number of bank failures and consolidations. Because virtually all of the Company's products are sold into developed countries not experiencing these declines, the Company does not believe that the declines in Southeast Asia will affect the demand for the Company's products. Furthermore, because most of the Company's products are, or at the Company's request may be, paid for in U.S. dollars, the Company believes that it is less susceptible to the effects of a devaluation, if subsequently experienced, in the Hong Kong dollar or the PRC Renminbi. The decline in the currencies of these countries may, however, render the Company's products less competitive if competitors in Southeast Asia are able to manufacture competitive products at a lower effective cost. No assurance can be given as to the ability of the Company's products to continue to compete with the products of competitors from these countries or that currency or other effects of the decline in Southeast Asia will not have a material adverse effect on the Company's business, financial condition and results of operations.

      Exchange Rate Risk. All of the Company's sales are denominated either in U.S. Dollars or Hong Kong Dollars. The largest portion of the Company's expenses are denominated in Hong Kong Dollars, followed by Renminbi and U.S. Dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. Dollar, the Hong Kong Dollar and Renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong Dollar or Renminbi relative to the U.S. Dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

      Since 1983, the Hong Kong government has maintained a policy of linking the U.S. Dollar and the Hong Kong dollar at an exchange rate of approximately HK$7.80 to US$1.00. There can be no assurance that this link will be continued, although the Company is not aware of any intention of the Hong Kong government or the PRC to abandon the link. There has been significant volatility in the exchange rates of Renminbi to U.S. Dollars in recent years. Over the last five years, the Renminbi has experienced significant devaluation against most major currencies. The January 1, 1994 establishment of the current floating exchange rate system produced a significant devaluation of the Renminbi from $1.00 to Rmb 5.7 to approximately $1.00 to Rmb 8.3 as of March 31, 1998. The rates at which exchanges of Renminbi into U.S. Dollars may take place in the future may vary.

      Inflation Risk. The average annual inflation rate in Hong Kong was approximately 7.7%, 5.8% and 5.4% in 1996, 1997 and 1998, respectively. The average annual inflation rate in the PRC was approximately 13.0%, 7.40% and 1.62% in 1996, 1997 and 1998, respectively. The Company does not consider that inflation in Hong Kong or the PRC has had a material impact on its results of operations in recent years. No assurance can be given that inflation in Hong Kong or the PRC will not have a material adverse effect on the business, financial condition and results of operations of the Company in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Risks Relating to Hong Kong

      The Company's business, financial condition and results of operations may be influenced by the political situation in Hong Kong and by the general state of the Hong Kong economy. On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region ("SAR") of the PRC. As provided in the Sino-British Joint Declaration on the Question of Hong Kong and the Basic Law of the Hong Kong SAR of the PRC (the "Basic Law"), the Hong Kong SAR has a high degree of autonomy except in foreign affairs and defense. Under the Basic Law, the Hong Kong SAR has its own legislature, legal and judicial system and economic autonomy for 50 years. Based on the current political conditions and the Company's understanding of the Basic Law, the Company does not believe that the transfer of sovereignty over Hong Kong has had or will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance, however, that changes in political, legal or other conditions will not result in such an adverse effect.

      Risks Relating to the PRC

      Investment in the Company may be adversely affected by the political, social and economic environment in the PRC. The PRC is controlled by the Communist Party of China. Under its current leadership, the PRC has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the PRC government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation or reform money-losing state-owned enterprises, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in the PRC, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than others, and the continuation or increase of such disparities could affect the political or social stability of the PRC.

      MFN Status. The PRC currently enjoys Most-Favored-Nation ("MFN") status granted by the U.S., pursuant to which the U.S. imposes the lowest applicable tariffs on PRC exports to the U.S. The U.S. annually reconsiders the renewal of MFN trading status for the PRC. No assurance can be given that the PRC's MFN status will be renewed in future years. The PRC's loss of MFN status could adversely affect the Company's business by raising prices for its products in the U.S., which could result in a reduction in demand for the Company's products by its U.S. customers. Furthermore, trade friction between the PRC and the U.S. may have an influence on after-market prices of the ADSs offered hereby.

      Loss of PRC Facilities; Nationalization; Expropriation. If for any reason the Company were required to move its manufacturing operations outside of the PRC, the Company's profitability, competitiveness and market position could be materially jeopardized, and there could be no assurance that the Company could continue its manufacturing operations. The Company's business and prospects are dependent upon agreements with various entities controlled by PRC governmental instrumentalities. Not only would the Company's operations and prospects be materially and adversely affected by the failure of such entities to honor these contracts, but it might be difficult to enforce these contracts in the PRC. The Company's investment in property, facilities and improvements in the PRC, particularly at the Dongguan Facility, are significant and comprise substantially all the Company's assets. There can be no assurance that assets and business operations in the PRC will not be nationalized, which could result in the total loss of the Company's investments in that country, or that the Company's ownership interest in its properties and facilities will not otherwise be impaired, which could result in a significant loss of, or depreciation in the value of, such assets. Following the formation of the PRC in 1949, the PRC government renounced various debt obligations incurred by predecessor governments, which obligations remain in default, and expropriated assets without compensation. Accordingly, an investment in the Company involves a risk of total loss.

      Government Control Over Economy. The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The PRC central government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy. Accordingly, PRC government actions in the future, including any decision not to continue to support current economic reform programs and to return to a more centrally-planned economy, or regional or local variations in the implementation of economic reform policies, could have a significant effect on economic conditions in the PRC or particular regions thereof. Any such developments could affect current operations of and property ownership by foreign investors.

      PRC Law; Evolving Regulations and Policies. The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system in the U.S. The PRC does not have a well-developed, consolidated body of law governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation. In addition, the legal system of the PRC relating to foreign investments is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. As the legal system in the PRC develops with respect to these new types of enterprises, foreign investors may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and the preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain timely and equitable enforcement thereof. The Company's activities in the PRC are by law subject, in some circumstances, to administrative review and approval by various national and local agencies of the PRC government. Although the Company believes that the present level of support from local, provincial and national governmental entities enjoyed by the Company benefits the Company's operations in connection with administrative review and the receipt of approvals, there is no assurance that such approvals, when necessary or advisable in the future, will be forthcoming. The inability to obtain such approvals could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 2 - PROPERTIES

      The Company is headquartered in approximately 26,100 square feet in Hong Kong. The facilities in Hong Kong are owned by the Company, and the land on which such facilities are located is subject to medium-term leases.

      The Company's manufacturing operations are conducted in the Dongguan Facility and the Shenzhen Facility. The Company's die-cast and injection-molded production facilities are located in the Dongguan Facility. The Company's hand-made book, specialty packaging and paper production facilities are divided between the Dongguan Facility and the Shenzhen Facility. The Company's manufacturing facilities have an aggregate of approximately 1,191,000 square feet of manufacturing space and approximately 551,000 square feet of dormitory space. Virtually all land in the PRC is state-owned, but can be leased from the government on a long-term basis. The Dongguan Facility is built on land held by Zindart pursuant to a 50-year lease of this nature. The operation of the Dongguan Facility is structured as a contractual joint venture with a PRC governmental entity, Dongguan Hengli Trading General Company, which receives an annual fee from the Company but does not share in the profits or losses of the joint venture. This contractual joint venture has a term of 15 years. At the end of this term, the Company will continue to own the principal assets of the joint venture, including the 50-year land lease. Part of the operation of the Shenzhen Facility is structured as a 15-year contractual joint venture known as Shenzhen Huaxuan Printing Product Co., Ltd. with Goshu Economic Development Company, Shenzhen, which receives an annual fee from the Company but does not share in the profits or losses of the joint venture. Unlike the Dongguan Facility, the Company does not own but leases its factory building and land at the Shenzhen Facility. At the end of the joint venture term, the Company will continue to own the other assets of the joint venture, but the land and building will revert to the PRC party of the joint venture company. See "Risk Factors -- Risks Relating to the Company -- Production Facilities; Capacity Limitations" and "-- Dependence on PRC Parties." The plants and equipment owned and operated or leased by the Company are subject to comprehensive PRC laws and regulations that involve substantial risks. See "Risk Factors -- Country Risks" and "-- Risks Relating to the PRC" and "Business-- Manufacturing."

ITEM 3 - LEGAL PROCEEDINGS

      The Company is not a party to any material litigation.

      The Company currently maintains insurance coverage with the China Pacific Insurance Co., Ltd. and China Insurance Co., Ltd. on its property, plant and equipment in an amount in excess of the current net book value of such assets. It carries business interruption and third-party liability insurance to cover claims arising out of bodily injury or property or environmental damage caused by accidents on its property, or otherwise relating to its operations. Zindart also maintains Directors & Officers Liability insurance for all of its Directors and Officers.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS; CONTROL OF REGISTRANT.

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1998.

                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

      The ADSs are traded on the Nasdaq National Market under the symbol "ZNDTY." The table below sets forth the high and low sales prices for the ADSs (as reported on the Nasdaq National Market) during the periods indicated. The reported last sale price of the ADSs on the Nasdaq National Market on June 29, 1998 was $14.00.


                                                                      PRICE RANGE OF ADSs
                                                                      -------------------
                                                                   HIGH                LOW
                                                                   ----                ---
Fiscal Year Ending March 31, 1997.....................
4th Quarter (beginning March 4, 1997,
  the initial date of trading)........................          $10.250             $ 9.000

Fiscal Year Ending March 31, 1998.....................
1st Quarter...........................................          $12.625             $ 8.750
2nd Quarter...........................................           14.000               9.500
3rd Quarter...........................................           16.500              11.625
4th Quarter ..........................................           14.625              12.000


      As of May 29, 1998, there were approximately two holders of record of the Shares (including the Depositary on behalf of the holders of ADSs) and 16 holders of record of ADSs. Zindart's Shares are not traded on any market. Since certain of the ADSs are held by nominees, the above number is not representative of the actual number of U.S. beneficial holders or the number of ADSs beneficially held by U.S. persons. The depositary for the ADSs is The Bank of New York, New York, New York.

        While the Company may pay dividends in the future, the Company intends to retain substantially all of its earnings for expansion of its operations in accordance with its business strategy. The terms of the Company's credit facilities limit the payment of dividends in excess of 25% of net income.

        In fiscal 1992 through fiscal 1995, Zindart declared and paid dividends per Share in the amount of $0.44, $0.29, $0.39, and $0.21, respectively. The aggregate amount of dividends paid in these fiscal years was $2,222,000, $1,473,000, $1,959,000, and $1,073,000, respectively. In fiscal 1996, Zindart distributed a dividend in kind of approximately $0.60 per Share consisting of $2,994,000 of a loan receivable and amounts due from a debtor of Zindart. Zindart did not declare a cash dividend in fiscal 1997 or 1998. Hua Yang has never declared any dividends.

        Hua Yang redeemed outstanding preferred stock for $5.0 million upon completion of the Hua Yang Acquisition.

        Recent Sales of Unregistered Securities

        The Company granted incentive stock options and/or non-statutory stock options to employees, directors and consultants under its 1997 Equity Incentive Plan exercisable for up to an aggregate of 196,000 shares of the Registrant's Shares at an exercise price of $9.125 per share. No options to purchase Shares have been cancelled or have lapsed without being exercised. The Shares issued pursuant to the Company's 1997 Equity Incentive Plan were registered on a registration statement on Form S-8, filed with the Securities and Exchange Commission on October 31, 1997.

        In connection with the Hua Yang Acquisition, the Company reserved to issue an aggregate of 666,667 Shares to Karl Chan, HYP Holdings Limited and Mr. Karl Chan (BVI) Holdings Limited, the shareholders of Hua Yang (the "Hua Yang Shareholders"), pursuant to Regulation S and Regulation D of the Securities Act. In the Hua Yang Acquisition, the Hua Yang Shareholders exchanged all outstanding ordinary shares and preferred shares of Hua Yang for $35.0 million in cash and up to 1.0 million Shares. Of the 1.0 million Shares, 666,667 Shares were issued at the closing of the Hua Yang Acquisition and placed in escrow for a period of six months to secure the indemnification obligations of Hua Yang, the Hua Yang Shareholders, ChinaVest and certain funds managed by Advent under the Exchange Agreement.

CERTAIN FOREIGN ISSUER CONSIDERATIONS

        The Company is a limited liability company incorporated under the Companies Ordinance of Hong Kong. The Company is therefore governed by and subject to the provisions of Hong Kong law.

        Under Hong Kong law, there are currently no restrictions on the degree of foreign ownership of a company incorporated in Hong Kong. Likewise, there are currently no restrictions on the rights of non-Hong Kong owners to exercise voting rights in respect of shares held by them in Hong Kong-incorporated companies.

        There are currently no foreign exchange control restrictions imposed by Hong Kong law that affect the Company. There are currently no foreign exchange control restrictions on the ability of the Company to transfer funds into and out of Hong Kong or to pay dividends to United States residents who are holders of the Shares or ADSs.

        In accordance with Hong Kong law, share certificates are only issued in the name of corporations or individuals. In the case of an applicant acting in a special capacity (for example, as an executor or trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any special capacity, the Company is not bound to investigate or incur any responsibility in respect of the proper administration of any such estate or trust. The Company will take no notice of any trust applicable to any of its securities whether or not it had notice of such trust.

      The rights and liabilities of the shareholders of the Company are governed by the Companies Ordinance and the Memorandum of Association and Articles of Association. Under Hong Kong law, shareholders are liable to pay the full purchase price of shares or ADSs registered in their name, but are not otherwise subject to liabilities vis-a-vis the Company in their capacity as shareholders. See "Taxation -- Hong Kong Taxation."

TAXATION

        The following discussion under "United States Federal Income Taxation" generally summarizes the principal United States federal income tax consequences of an investment in the ADSs. The discussion under "Hong Kong Taxation" generally summarizes the material Hong Kong tax consequences of an investment in the ADSs and the material Hong Kong taxes applicable to the Company's operations in Hong Kong. The discussion under "PRC Taxation" generally summarizes the material PRC taxes applicable to the Company's investment in the PRC. The discussion does not deal with all possible tax consequences relating to an investment in the ADSs and does not purport to deal with the tax consequences applicable to all categories of investors, some of which (such as dealers in securities, insurance companies and tax-exempt entities) may be subject to special rules. In particular, the discussion does not address the tax consequences under state or local law or the laws of countries other than the United States, Hong Kong and the PRC. Accordingly, prospective investors should consult their own tax advisors regarding the particular tax consequences to them of an investment in the ADSs. The following discussion is based upon laws and relevant interpretations thereof in effect as of the date of this Annual Report on Form 10-K, all of which are subject to change, possibly with retroactive effect.

        United States Federal Income Taxation

        The following discussion summarizes the United States federal income tax considerations that are likely to be material to a holder of the ADSs that is a United States citizen or resident, a United States domestic corporation or partnership, an estate the income of which is subject to United States federal income taxation regardless of its source, or a trust if (i) a court within the United States is able to exercise primary supervision over its administration, (ii) one or more United States persons have the authority to control all substantial decisions who owns the ADSs as a capital asset (a "United States Investor"). For purposes of the following discussion, a United States Investor who acquires the ADSs shall be deemed to own the Shares represented thereby. The summary does not address the United States federal income tax treatment of certain types of investors (such as non-United States Investors, insurance companies, tax-exempt entities, banks, broker-dealers and investors who or that hold Shares as part of hedging, conversion or other risk reduction transactions or are subject to the alternative minimum tax provisions of the Code (defined below)), all of whom may be subject to tax rules that differ significantly from those summarized below. Prospective investors, including investors other than United States Investors, are advised to consult their own tax advisors with respect to their particular circumstances and with respect to the effects of state, local or foreign tax laws to which they may be subject.

        This summary is based on the Code, Treasury regulations, court decisions and current administrative rulings and pronouncements of the United States Internal Revenue Service ("IRS") in effect as of the date of this Annual Report on Form 10-K, all of which are subject to change, possibly with retroactive effect. There can be no assurance that future changes in applicable law or administrative and judicial interpretations thereof will not adversely affect the tax consequences discussed herein. Prospective purchasers are advised to consult their own tax advisors regarding the tax consequences of acquiring, holding or disposing of the Shares in light of their particular circumstances.

        Taxation of the Company. The Company will be subject to United States federal income tax only to the extent it has income which has its source in the United States or is effectively connected with a United States trade or business. Income derived by the Company from its business in the PRC or Hong Kong should not constitute United States source income. It is possible that the Company may invest the net proceeds of this Offering, future earnings from the business, or proceeds derived from the sale of Shares in United States securities or cash equivalents. Income derived from United States securities or cash equivalents will generally constitute United States source income and may therefore be subject to United States federal income tax unless a statutory or income tax treaty exemption applies.

      Taxation of Shareholders. The following discussion does not purport to address the tax consequences to non-United States Investors or to a person who owns, directly or indirectly (or is deemed to own after the application of certain complex attribution rules), the Company's Shares giving the holder the right to exercise 10% or more of the total voting power of the Company's outstanding Shares (a "10-Percent Shareholder" of the Company), other than as discussed below under "-- Special United States Federal Income Tax Considerations -- Controlled Foreign Corporations." Non-United States Investors and any person contemplating or at risk of becoming a 10-Percent Shareholder are advised to consult their own tax advisors regarding the tax consequences to them of an investment in the Shares.

        Basis in Shares. A United States Investor will generally have a basis in the Shares equal to his, her or its purchase price for United States federal income tax purposes.

        Dividends. A United States Investor receiving a distribution on the Shares will be required to include such distribution in gross income as a taxable dividend to the extent such distribution is paid from current or accumulated earnings and profits of the Company as determined for United States federal income tax purposes. Distributions in excess of the current and accumulated earnings and profits of the Company will first be treated, for United States federal income tax purposes, as a nontaxable return of capital to the extent of the United States Investor's basis in the Shares and then as gain from the sale or exchange of a capital asset. Dividends paid by the Company will not be eligible for the corporate dividends received deduction.

        The Company has officially adopted the United States dollar as the currency in which it keeps its books and records. Accordingly, any dividend would be paid in U.S. dollars. Nevertheless, the amount of any dividend paid in Hong Kong dollars or any other foreign currency will be equal to the United States dollar value of the Hong Kong dollars or such other currency on the date of receipt, regardless of whether the United States Investor converts the payment into United States dollars. Gain or loss, if any, recognized by a United States Investor on the sale or disposition of Hong Kong dollars or another foreign currency will generally be United States source ordinary income or loss.

        In general, a United States Investor (other than a 10-Percent Shareholder of the Company) will be entitled to claim a foreign tax credit only for taxes (such as withholding taxes), if any, imposed on dividends paid to such United States Investor and not for taxes, if any, imposed on the Company or on any entity in which the Company has made an investment. Dividends received with respect to Shares will generally be characterized as "passive income" for purposes of applying the foreign tax credit limitation. To the extent that the Company's income is derived from United States sources, dividends which it pays to United States Investors may be considered United States source income for purposes of applying the foreign tax credit limitation.

      Dispositions of Shares. Subject to the discussion below of the consequences of the Company being treated as a Passive Foreign Investment Company or a Foreign Investment Company, gain or loss realized by a United States Investor (other than a 10-Percent Shareholder of the Company) on the sale or other disposition of Shares will be subject to United States federal income tax as capital gain or loss in an amount equal to the difference between such United States Investor's basis in the Shares and the amount realized on the disposition. Such capital gain or loss will be long-term capital gain or loss if the United States Investor has held the Shares for more than one year at the time of the sale or exchange. Recent United States tax legislation reduced to 20% the maximum rate of tax on long-term capital gains on most capital assets held by an individual for more than one year but not more than 18 months. In addition, gain on most capital assets held by an individual for more than one year but not more than 18 months is subject to tax at a maximum rate of 28%.

SPECIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

        Passive Foreign Investment Company. The Company has not been a passive foreign investment company ("PFIC") for United States federal income tax purposes for prior taxable years and believes that it will not be treated as a PFIC for the current and future taxable years, but this conclusion is a factual determination made annually and thus is subject to change. The Company will be a PFIC with respect to a United States Investor if, for any taxable year in which such United States Investor held the Company's Shares, either (i) at least 75% of the gross income of the Company for the taxable year is passive income, or (ii) at least 50%, on average for the Company's taxable year, of the Company's assets (by value or, if the Company so elects, by adjusted basis, or for tax years beginning after March 31, 1998 by fair market value) is attributable to assets that produce or are held for the production of passive income (in each case taking into account the Company's pro rata share of the gross income and the value of the assets of any company in which the Company owns, directly or indirectly, 25% or more of the stock by value (the "look-through" rule)). For this purpose, passive income generally includes dividends, interest, royalties, rents (other than rents and royalties derived in the active conduct of a trade or business and not derived from a related person), annuities and gains from assets that produce passive income. The Company anticipates that, under the "look-through" rules described above, most of the income that it derives from manufacturing in the PRC will not constitute passive income and that most of its investment in such manufacturing will not constitute assets held for the production of passive income. The Company anticipates, therefore, that it will not be a PFIC.

        If the Company were to be treated as a PFIC, then, unless a United States Investor who owns Shares in the Company elects to have the Company treated as a "qualified electing fund" (a "QEF") as described below, the following rules apply:

1. Distributions made by the Company during a taxable year to a United States Investor who owns Shares in the Company that are an "excess distribution" (defined generally as the excess of the amount received with respect to the Shares in any taxable year over 125% of the average received in the shorter of either the three previous years or such United States Investor's holding period before the taxable year) must be allocated ratably to each day of such shareholder's holding period. The amount allocated to the current taxable year must be included as ordinary income in gross income for that year. The amount allocated to each prior taxable year is taxed as ordinary income at the highest rate in effect for such shareholder in that prior year and the tax is subject to an interest charge at the rate applicable to deficiencies in income taxes.

2. The entire amount of any gain realized upon the sale or other disposition of the Shares will be treated as an excess distribution made in the year of sale or other disposition and as a consequence will be treated as ordinary income and, to the extent allocated to years prior to the year of sale or disposition, will be subject to the interest charge described above.

        A shareholder that makes a QEF election will be currently taxable on his, her or its pro rata share of the Company's ordinary earnings and net capital gain (at ordinary income and capital gains rates, respectively) for each taxable year of the Company, regardless of whether or not distributions were actually received. A shareholder that makes a QEF election for the first taxable year in which the Company is a PFIC and in which the shareholder owns shares in the Company and maintains this election for all subsequent years in which the shareholder owns shares in the Company will be subject to the foregoing treatment only in such years in which the Company actually satisfies the income or asset tests for PFIC status described above. The shareholder's basis in his, her or its Shares will be increased to reflect taxed but undistributed income. Distributions of income that had previously been taxed will result in a corresponding reduction of basis in the Shares and will not be taxed again as a distribution to the shareholder.

        In addition, under recently enacted tax legislation, a shareholder of a PFIC may make a mark-to-market election with respect to the stock of certain PFICs with marketable stock. The election may be made for tax years beginning after March 31, 1998. Under such an election, the shareholder would determine his, her or its income or loss with respect to the PFIC stock as of the close of each taxable year. For example, an electing shareholder would include in income each year an amount equal to the excess, if any, of the fair market value of the PFIC stock as of the close of the taxable year over the shareholder's adjusted basis in such stock. Any income included in income pursuant to the mark-to-market election would be treated as ordinary income. Alternatively, for tax years where the shareholder's adjusted basis in the PFIC stock exceeds its fair market value, an electing shareholder may, subject to certain limitations, be entitled to a deduction.

        Special rules apply with respect to the calculation of the amount of the foreign tax credit with respect to excess distributions by a PFIC or inclusions under a QEF.

        A United States Investor who owns Shares in the Company during any year that the Company is a PFIC must file Internal Revenue Service Form 8621 with the Internal Revenue Service (as well as attaching a copy to his, her or its income tax return).

        Controlled Foreign Corporations. Sections 951 through 964 and
Section 1248 of the Code relate to controlled foreign corporations ("CFC"). The CFC provisions may impute some portion of such a corporation's undistributed income to certain shareholders on a current basis and convert into dividend income some portion of gains on dispositions of stock which would otherwise qualify for capital gains treatment. In general, the CFC provisions will apply to the Company only if 10- Percent Shareholders who are United States Investors own in the aggregate (or are deemed to own after application of complex attribution rules), more than 50% (measured by voting power or value) of the Shares of the Company. The Company does not believe that it will be a CFC after this Offering. It is possible that the Company could become a CFC in the future. Even if the Company were classified as a CFC in a future year, however, the CFC rules referred to above would apply only with respect to 10-Percent Shareholders who are United States Investors.

        Personal Holding Company/Foreign Personal Holding Company/Foreign Investment Company. A corporation will be classified as a personal holding company (a "PHC") if at any time during the last half of a tax year (i) five or fewer individuals (without regard to their citizenship or residence) directly or indirectly or by attribution own more than 50% in value of the corporation's stock and (ii) at least 60% of its ordinary gross income, as specially adjusted, consists of personal holding company income (defined generally to include dividends, interest, royalties, rents and certain other types of passive income). A PHC is subject to a United States federal income tax of 39.6% on its undistributed personal holding company income (generally limited, in the case of a foreign corporation, to United States source income).

        A corporation will be classified as a foreign personal holding company (an "FPHC") and not a PHC if at any time during a tax year (i) five or fewer individual United States citizens or residents directly or indirectly or by attribution own more than 50% of the total combined voting power or value of the corporation's stock and (ii) at least 60% of its gross income consists of foreign personal holding company income (defined generally to include dividends, interest, royalties, rents and certain other types of passive income). Each United States shareholder in an FPHC is required to include in gross income, as a dividend, an allocable share of the FPHC's undistributed foreign personal holding company income (generally the taxable income of the FPHC, as specially adjusted).

        A corporation will be classified as a foreign investment company (a "FIC") if for any taxable year it (i) is registered under the Investment Company Act of 1940, as amended, as a management company or share investment trust or is engaged primarily in the business of investing or trading in securities or commodities (or any interest therein) and (ii) 50% or more of the value or the total combined voting power of all the corporation's stock is owned directly or indirectly (including stock owned through the application of attribution rules) by United States persons. In general, unless an FIC elects to distribute 90% or more of its taxable income (determined under United States tax principles as specially adjusted) to its shareholders, gain on the sale or exchange of FIC stock is treated as ordinary income (rather than capital gain) to the extent of such shareholder's ratable share of the corporation's earnings and profits for the period during which such stock was held. The Company believes that it is not and will not be a PHC, FPHC or FIC after this Offering. However, no assurance can be given as to the Company's future status.

        U.S. Information Reporting and Backup Withholding. Dividends paid in the United States are generally subject to the information reporting requirements of the Code. Dividends paid in the United States may be subject to backup withholding at the rate of 31% unless the holder provides a taxpayer identification number on a properly completed Form W-9 or otherwise establishes an exemption. The amount of any backup withholding will not constitute additional tax and will be allowed as a credit against the United States Investor's federal income tax liability.

      Filing of Information Returns. Under a number of circumstances, a United States Investor acquiring Shares of the Company may be required to file an information return. In particular, any United States Investor who becomes the owner, directly or indirectly, of 10% or more of the Shares of the Company will be required to file such a return. Other filing requirements may apply, and United States Investors should consult their own tax advisors concerning these requirements.

HONG KONG TAXATION

        The following discussion summarizes the taxes applicable to the Company and its shareholders under Hong Kong law:

        Profits Tax. The Company is subject to profits tax on all profits (excluding capital profits) arising in or derived from Hong Kong. The source of income is therefore the relevant factor, and this is generally regarded as a question of fact. There are certain situations in which the Hong Kong tax authorities are prepared to accept apportionment of chargeable profits, for example when a Hong Kong-based company has manufacturing facilities in the PRC. The proportion of income originating from the PRC and Hong Kong respectively in such situations is a question of fact. However, where apportionment is appropriate, the Hong Kong tax authorities usually adopt a 50:50 allocation unless compelling circumstances dictate otherwise. Profits tax is levied at the rate of 16.5% for corporations and 15.0% for unincorporated entities. Generally speaking, business losses may be carried forward indefinitely to be offset against future profits of the Company. See "Risk Factors -- Risks Relating to the Company -- Taxation."

        Capital Gains/Taxation of Dividends. Hong Kong does not have any form of capital gains tax. Neither does it have any form of dividend taxation or withholding taxes, and hence profits accumulated in a Hong Kong company can be distributed as dividends without tax deduction in Hong Kong. However, Hong Kong profits tax will be charged on trading gains from the sale of property that are derived from or arise in Hong Kong, by persons carrying on a trade in Hong Kong where such gains are from such trade. Liability for Hong Kong profits tax would therefore arise in respect of trading gains from the sale of the ADSs or Shares realized by persons carrying on a business of trading or dealing in securities in Hong Kong.

        Estate Duty. Estate duties are imposed upon the value of properties situated in Hong Kong that pass to a person's estate upon his or her death. ADSs or Shares that are registered outside Hong Kong are not regarded as properties situated in Hong Kong for estate duty purposes.

        Stamp Duty. Hong Kong stamp duty is generally payable by the purchaser on every purchase, and by the seller on every sale, of shares of Hong Kong-incorporated companies. The duty is charged to both the purchaser and the seller at the rate of HK$1.50 per HK$1,000 or part thereof of the consideration for, or (if greater) the value of, the shares transferred. In addition, a fixed duty of HK$5 is currently payable on an instrument of transfer of such shares. Under the current practices of the Hong Kong Inland Revenue Department, if ADSs are not specifically identified to correspond with particular underlying Shares, the issuance of ADSs upon the deposit of Shares issued directly to the Depositary or for the account of the Depositary should not be subject to stamp duty, nor should any Hong Kong stamp duty be payable upon the transfer of ADSs outside Hong Kong.


PRC TAXATION

        The following discussion summarizes the taxes applicable to the Company's investment in the PRC under PRC law:

        Income Tax. The Company's investment is subject to the Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises ("the Foreign Investment Enterprise Tax Law"). Pursuant to the Foreign Investment Enterprise Tax Law, Sino-foreign equity and contractual joint venture enterprises generally are subject to an income tax at an effective rate of 33%, which is comprised of a state tax of 30% and a local tax of 3%. The Foreign Investment Enterprise Tax Law generally exempts Sino-foreign equity and contractual joint venture enterprises engaged in manufacturing with an operating term of more than ten years from state and local income taxes for two years starting from the first profitable year of operations, followed by a 50% reduction for the next three years. The first profitable year for the Dongguan Facility has not yet occurred as the joint venture was still in a loss position during fiscal 1998. The first tax exemption period of Shenzhen Huaxuan Printing Product Co., Ltd. expired on December 31, 1997, and it is subject to PRC income tax at the rate of 7.5% thereafter.

        Value-Added Tax ("VAT"). Effective January 1, 1994, all goods produced or processed in the PRC, other than real property and goods produced or processed for export, are subject to a new VAT at each stage or sale in the process of manufacture, processing and distribution through the sale to the ultimate consumer of the goods. The new basic VAT rate for the Company is 17% of the sale price of the item. The seller of the goods adds 17% to the sale price of the item, separately invoiced (except in the case of retail sales), and collects the applicable amount of VAT through the sale of the item. The amount of the seller's VAT liability to the Tax Bureau is calculated as the amount of sales multiplied by the applicable VAT rate. The amount of the seller's VAT liability may be reduced by deducting the invoiced amount of VAT included in the materials, parts and other items purchased by the seller and used in producing the goods.

        The Value-Added Tax Provisional Regulations do not permit the seller to deduct from its VAT liability the amount of VAT included in the purchase price of fixed assets purchased by the seller. Thus, although the book value of fixed assets, including plant and equipment purchased by the Company will be the depreciated cost (ordinarily the purchase price plus
VAT) paid at the time of such purchase, the Company is not permitted to deduct from its VAT liability in respect of products sold.

        Taxation of Dividends from the PRC. Dividends distributed to the Company can be remitted from the PRC without any PRC taxation. Although the Foreign Investment Enterprise Tax Law provides that certain remittances of foreign exchange earnings from the PRC are subject to PRC withholding tax, dividends received by foreign investors from a foreign investment enterprise are exempt from withholding tax. The Company's PRC subsidiaries are qualified as foreign investment enterprises, so withholding tax is not applicable to dividends received by the Company from these subsidiaries.

        Taxation of Disposition of Interest in PRC Subsidiaries. In the event the Company transfers its interest in its PRC subsidiaries, the amount received in excess of its original capital contribution would be subject to PRC withholding tax at the rate of 20%.

        In the event that the Company's PRC subsidiaries are liquidated, the portion of the balance of their assets or remaining property, after deducting undistributed profits, various funds and liquidation expenses, that exceeds the Company's paid-in capital would be treated as income from liquidation, which would be subject to income tax at the same rate that would apply to the Company's income as described under "Income Tax."

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA (In Thousands, Except Per Share Data)

RESTATED COMPANY

        The following selected consolidated financial data are that of Zindart and after inclusion of the operating results of Hua Yang, as a result of giving retroactive effect for all years presented to the Hua Yang Acquisition as a reorganization of companies under common control, similar to a pooling of interests. Under such presentation, net income is reduced through the minority interests for the portion of shareholdings in Hua Yang not held under common control. The following selected consolidated statement of operations data for the fiscal years ended March 31, 1996, 1997 and 1998 and the following selected consolidated balance sheet data as of March 31, 1997 and 1998 are derived from the audited Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been audited by Arthur Andersen & Co., independent public accountants. The following selected consolidated balance sheet data as of March 31, 1995 have been derived from unaudited financial statements of the Company not included elsewhere in this Annual Report.

        The selected consolidated statement of operations data for the year ended March 31, 1995 not included elsewhere in this Annual Report have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") and are derived from Zindart's audited financials.

        The selected consolidated statement of operations data for the year ended March 31, 1994 and the selected consolidated balance sheet data as of March 31, 1994 were derived from the audited financial statements of Zindart alone, which are not included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended March 31, 1994 have been prepared in accordance with U.S. GAAP, except that they have not been restated to give effect to the Hua Acquisition as a reorganization of companies under common control.

      The following selected consolidated financial data should be read in conjunction with "Business -- The Hua Yang Acquisition," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the notes thereto contained elsewhere in this Annual Report on Form 10-K.


                                                            YEARS ENDED MARCH 31,
                                  --------------------------------------------------------------------------
                                    1994(5)        1995(1)          1996           1997            1998
                                  ------------   ------------   ------------   ------------   --------------
Statement of Operations
  Data:
Net sales                              $35,583        $43,479        $83,333        $95,616        $ 111,534
Cost of goods sold                     (25,037)       (30,471)       (56,910)       (69,388)         (77,422)
                                  ------------   ------------   ------------   ------------   --------------
      Gross profit                      10,546         13,008         26,423         26,228           34,112
Selling, general and
  administrative expenses               (6,351)        (8,504)       (13,158)       (14,833)         (19,140)
Interest income
  (expense), net                           (21)            92           (375)          (878)             389
Other income (expense),
  net                                       80            515           (430)           330             (314)
                                  ------------   ------------   ------------   ------------   --------------
     Income before income
       taxes                             4,254          5,111         12,460         10,847           15,047
Provision for income
  taxes                                   (436)          (483)          (488)          (781)          (1,419)
                                  ------------   ------------   ------------   ------------   --------------
     Income before
       minority interests                3,818          4,628         11,972         10,066           13,628
Minority interests                         (83)          (394)        (4,514)        (2,920)          (3,632)
                                  ------------   ------------   ------------   ------------   --------------
     Net income                   $      3,735   $      4,234   $      7,458   $      7,146   $        9,996
                                  ============   ============   ============   ============   ==============
Earnings per common
 share
     Basic                               $0.75          $0.80          $1.41          $1.33            $1.41
                                  ============   ============   ============   ============   ==============
     Diluted(2)                          $0.75          $0.80          $1.41          $1.33            $1.40
                                  ============   ============   ============   ============   ==============
Weighted average number
  of common shares
outstanding(3)
     Basic                               5,000          5,280          5,280          5,383            7,109
                                  ============   ============   ============   ============   ==============
     Diluted                             5,000          5,280          5,280          5,383            7,155
                                  ============   ============   ============   ============   ==============




                                                        Years Ended March 31,
                                ---------------------------------------------------------------------

                                   1994(5)        1995          1996         1997           1998
                                -------------  -----------  ------------  -----------  --------------
Balance Sheet Data:

Cash and bank deposits                 $4,068       $4,313      $  6,267      $21,286         $22,373
Working capital                         3,210       12,356        16,221       34,096          40,246
Property, machinery,
  equipment and capital
  leases, net                           2,545       11,054        21,034       21,662          29,177
Total assets                           16,846       43,953        60,330       77,568         105,827
Short-term debt(4)                      1,020        2,074        10,212        3,920            -
Long-term debt and
  capital lease
  obligations, non-
  current portion                         420          859         4,321        2,888          30,000
Shareholders' equity                    6,887       15,989        20,484       39,836          50,827


(1) Includes approximately 42% of the operating results of Hua Yang for the period from January 1, 1995 to March 31, 1995.

(2) Diluted earnings per common share reflects the dilution that would have resulted from the exercise of stock options. Diluted earnings per common share is computed by dividing net income for each period by the weighted average number of common shares outstanding and all delusive securities outstanding during the periods and is adjusted for the issuance of 279,863 shares, which represents an approximately 42% effective interest in the number of Shares reserved to issue at the closing of the Hua Yang Acquisition. See "Business -- The Hua Yang Acquisition."

(3) The weighted average number of common shares outstanding is adjusted for the issuance of 279,863 Shares, which represents an approximately 42% effective interest in the number of Shares reserved to issue at the closing of the Hua Yang Acquisition. See "Business -- The Hua Yang Acquisition."

(4) Includes current portions of long-term debt and capital lease obligations.

(5) Represent historical selected consolidated financial data for Zindart alone without giving retroactive effect to the Hua Yang Acquisition as a reorganization of companies under common control. See "Business -- The Hua Yang Acquisition."

PRO FORMA FINANCIAL DATA
     (In Thousands, Except per Share Data)

        The following unaudited pro forma consolidated statement of operations data give effect to the Hua Yang Acquisition as if it had occurred (i) on April 1, 1996 for the year ended March 31, 1997 and (ii) on April 1, 1997 for the year ended March 31, 1998, with the expenses relating to the acquisition recorded in the year ended March 31, 1998. The unaudited pro forma financial data set forth below reflect pro forma adjustments that are based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma financial data are not necessarily indicative of the results that would have been achieved had such transaction been consummated as of the dates indicated or the results that may be achieved in the future. The following unaudited pro forma consolidated financial data should be read in conjunction with "Business -- The Hua Yang Acquisition," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the notes thereto contained elsewhere in this Annual Report.


                    UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEAR ENDED MARCH 31, 1997
                                                  -----------------------------------------------------

                                                                              PRO FORMA
                                                         RESTATED(A)         ADJUSTMENTS       PRO FORMA
                                                       ---------------      --------------     -------------
Net sales..............................................$        95,616      $               $         95,616
Cost of goods sold.....................................        (69,388)                              (69,388)
                                                       ---------------                      ----------------
GROSS PROFIT...........................................         26,228                                26,228
SELLING, GENERAL AND ADMINISTRATIVE                            (14,833)            (303)(B)          (15,136)
  EXPENSES.............................................
INTEREST EXPENSES......................................         (1,150)          (2,410)(D)           (3,560)
INTEREST INCOME........................................            272             (272)(D)               --
OTHER INCOME (EXPENSES), NET...........................            340                                   340
AMORTIZATION OF GOODWILL...............................            (10)            (605)(C)             (615)
                                                       ---------------                      ----------------
INCOME BEFORE INCOME TAXES.............................         10,847                                 7,257
PROVISION FOR INCOME TAXES.............................           (781)                                 (781)
                                                       ---------------                      ----------------
INCOME BEFORE MINORITY INTERESTS.......................         10,066                                 6,476
MINORITY INTERESTS.....................................         (2,920)            2,033(E)             (887)
                                                       ---------------                      ----------------
NET INCOME.............................................$         7,146                      $          5,589
                                                       ===============                      ================



                                                                YEAR ENDED MARCH 31, 1998

                                                                               PRO FORMA
                                                         RESTATED(A)          ADJUSTMENTS           PRO FORMA
                                                        --------------      ---------------      ---------------
NET SALES..............................................     $  111,534                                $  111,534
Cost of sales..........................................        (77,422)                                  (77,422)
                                                        --------------                           ---------------
        GROSS PROFIT...................................         34,112                                    34,112
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...........        (19,140)               (309) (b)          (19,449)
INTEREST EXPENSES......................................           (698)             (1,963) (d)           (2,661)
Interest income........................................          1,087                (392) (d)              695
OTHER EXPENSES, NET....................................           (229)                                     (229)
AMORTIZATION OF GOODWILL...............................            (85)               (525) (c)             (610)
                                                        --------------                           ---------------
        INCOME BEFORE INCOME TAXES.....................         15,047                                    11,858
PROVISION FOR INCOME TAXES.............................         (1,419)                                   (1,419)
                                                        --------------                           ---------------
        INCOME BEFORE MINORITY INTERESTS...............         13,628                                    10,439
MINORITY INTERESTS.....................................         (3,632)              2,901 (e)              (731)
                                                        --------------                           ---------------
        NET INCOME.....................................     $    9,996                                $    9,708
                                                        ==============                           ===============
EARNINGS PER COMMON SHARE
        BASIC                                            $        1.41                                $     1.30
                                                        ==============                           ===============
        DILUTED                                          $        1.40                                $     1.30
                                                        ==============                           ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
        BASIC                                                    7,109                                     7,447
                                                        ==============                           ===============
        DILUTED                                                  7,155                                     7,493
                                                        ==============                           ===============


---------------
(a) The financial statements of the company include approximately 42% of the results of Hua Yang prior to February 13, 1998 (the date the acquisition of Hua Yang was completed) to give retroactive effect to the Hua Yang Acquisition as a reorganization of companies under common control, similar to a pooling of interests. see "the Hua Yang Acquisition - Accounting Treatment."

(b) to record amortization of deferred debt costs on a straight-line basis with respect to the revolving credit facility obtained to finance the Hua Yang Acquisition.

(c) to record amortization of goodwill resulting from the Hua Yang Acquisition over 20 years:

(d) To provide for interest expenses that would have been incurred under the revolving credit facility obtained to finance the Hua Yang acquisition, and the reduction of interest income due to utilization of cash for the payment of part of the consideration for Hua Yang acquisition and the redemption by Hua Yang of certain of its outstanding preferred stock prior to the completion of the Hua Yang acquisition by the Company. See "the Hua Yang Acquisition."

(e) To reverse minority interests in the results of Hua Yang relating to shareholdings in Hua Yang not held under common control. The remaining balance of the pro forma minority equity interest represents Zindart's minority equity interest in its mold-making subsidiaries.



                                                                      YEAR ENDED MARCH 31,
                                                       --------------------------------------------------
                                                               1997                        1998
                                                               ----                        ----
                                                       --------------------       -----------------------

PURCHASE CONSIDERATION(1).............................. $            43,833       $                43,833
TRANSACTION COST RELATED TO THE HUA YANG
  ACQUISITION..........................................               1,200                         1,163
                                                       --------------------       -----------------------
                                                                     45,033                        44,996
LESS:  NET TANGIBLE ASSETS OF HUA YANG
  (EXCLUDING GOODWILL) AFTER ADJUSTMENT FOR
  THE REDEMPTION OF CERTAIN OUTSTANDING
  PREFERRED STOCK OF HUA YANG FOR $5.0
  MILLION..............................................             (24,023)                      (24,347)
                                                       --------------------       -----------------------
                                                                     21,010                        20,469
OWNERSHIP OF HUA YANG NOT HELD UNDER COMMON
  CONTROL...............................................               57.6%                         58.0%
                                                       --------------------       -----------------------
GOODWILL...............................................              12,107                        11,981
                                                       --------------------       -----------------------
AMORTIZATION FOR A 12 MONTH PERIOD.....................   $             605            $              599

LESS: AMORTIZATION ALREADY RECORDED IN THE
CONSOLIDATED STATEMENTS OF OPERATIONS..................                   -                          (74)
                                                       --------------------       -----------------------
                                                          $             605            $              525
                                                       ====================       =======================

---------------

(1) Includes $35.0 million in cash and 666,667 shares of Zindart issued at a price of $13.25 per share.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion relates to the restated statement of operations data of Zindart after inclusion of the operating results of Hua Yang, to give retroactive effect for all years presented to the Hua Yang Acquisition as a reorganization of companies under common control, similar to a pooling of interests. Under such presentation for periods prior to completion of the Hua Yang Acquisition, net income is reduced through the minority interests for the portion of shareholdings in Hua Yang not held under common control and net asset value is reduced through the minority interests for the portion of shareholdings in Hua Yang not held under common control.

        The Notes to the Company's Financial Statements included herein or in the Company's Prospectus dated March 10, 1998, include pro forma data that give effect to the acquisition of Hua Yang as if it had occurred on April 1, 1996 and 1997 for fiscal 1997 and 1998, respectively. This pro forma financial data set forth reflects pro forma adjustments that are based upon available information and certain assumptions that the Company believes are reasonable. Pro forma adjustments are comprised primarily of
(i) an increase in interest expense arising from borrowings to finance the acquisition and the reduction of interest income due to utilization of cash for the payment of part of the consideration of the Hua Yang Acquisition and the redemption by Hua Yang of certain of its outstanding preferred stock prior to the acquisition; (ii) an increase in goodwill amortization resulting from the acquisition; (iii) a reversal of the minority interests in the results of Hua Yang relating to shareholdings in Hua Yang not held under common control; and (iv) amortization of underwriting and management fees with respect to the borrowings to finance the acquisition. Because the Company's restated financial data do not give retroactive effect to, among other things, adjustments of the interest expense and the amortization of goodwill, the Company believes that this pro forma data may better present the Company's historical performance. However, neither the pro forma data nor the restated data are necessarily indicative of the results that would have been achieved had the acquisition been effected on the dates indicated.

        The fiscal year ended March 31, 1998 is referred to herein as fiscal 1998, the fiscal year ended March 31, 1997 is referred to herein as fiscal 1997 and the fiscal year ended March 31, 1996 is referred to herein as fiscal 1996.

        Overview

        The Company is a turnkey manufacturer of high-quality die-cast, injection-molded and paper products that require a significant degree of engineering and hand-assembly expertise to produce. The Company manufactures die-cast collectibles, collectible holiday ornaments and toys and, through its acquisition of Hua Yang, hand-made books, specialty packaging and other paper products. The Company is headquartered in Hong Kong, and its manufacturing operations are located in the neighboring Guangdong Province of the PRC.

        The Company's customers for die-cast and injection-molded products include Hallmark, Ertl, Mattel(R) and Hasbro, Inc. For books, paper and packaging products, the Company's customers include Mattel(R), Disney Publishing, Inc., Intervisual Books, Inc., Reader's Digest, Inc., the Metropolitan Museum of Art and Golden Books, Inc. The Company is dependent on sales to Hallmark, Ertl and Mattel(R). See Risk Factors -- Risks Relating to the Company -- Dependence on Major Customers."

      In September 1997, the Company completed the construction of its Dongguan Facility. This new location encompasses 895,000 square feet of production and production support space as well as 385,000 square feet of dormitory space that can accommodate up to 10,000 employees. The Dongguan Facility incorporates dedicated production space for selected customers. The Company completed the relocation of two other production facilities to the Dongguan Facility in January 1998. The estimated costs for the relocation were provided for in fiscal 1997 and the first nine months of fiscal 1998. The Shenzhen Facility has 462,000 square feet of production, warehouse and dormitory space that accommodate approximately 3,000 employees. See "Risk Factors -- Country Risks -- Dependence on PRC Parties" and " --Risks Relating to the PRC -- Loss of PRC Facilities; Nationalization; Expropriation."

        Zindart completed the Hua Yang Acquisition in February 1998. The consideration paid in such transaction was $35.0 million in cash and up to
1.0 million Shares. The Hua Yang Acquisition resulted in approximately $488,000 of transaction costs being expensed in the quarter ended March 31, 1998.

     The remaining transaction costs of approximately $675,000 are included in the goodwill of approximately $12.0 million associated with the acquisition, which goodwill will be capitalized and amortized over 20 years. The amortization of goodwill was approximately $75,000 in the quarter ended March 31, 1998, and the Company estimates that it will be $150,000 per quarter in future quarters.

     The Company's operating results in the past have fluctuated and those results may fluctuate in the future. The Company ceases production for a two-week period during January or February of each year due to the Chinese New Year holiday, which has caused revenues during the fourth fiscal quarter of each year to be lower than revenues during the other three quarters. The Company may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of receipt of orders from customers and the shipment of products. Sales of books are weighted toward the Christmas season; as a result, book sales in the first half of the fiscal year are generally higher than the second half. During the summer of 1997, Hua Yang experienced a labor shortage due to celebrations of the return of Hong Kong to the PRC. As a result, Hua Yang was not able to meet delivery schedules between June and October 1997. Hua Yang expects that billing disputes and collection periods may increase due to the delays. The Company may experience annual and quarterly variations in operating results and, accordingly, the trading price of the ADSs may be subject to fluctuations in response to such variations. In any event, it is likely that the Company's operating results from time to time will not meet the expectations of the Company's public market analysts, which will have an adverse effect on the trading price of the ADSs. See "Risk Factors -- Risks Relating to the Company -- Ability to Manage Growth and Fluctuations" and "-- Possible Fluctuations in Operating Results; Reduced Revenue in the Fourth Fiscal Quarter."

RESULTS OF OPERATIONS

        Years Ended March 31, 1998 and 1997

        Net Sales. The Company's net sales were $111.5 million for fiscal 1998, an increase of $15.9 million, or 16.6% from $95.6 million from fiscal 1997. Such increase was primarily due to the increase in sales of Zindart's die cast collectibles to Mattel(R) in the second and third quarters, partially offset by constrained sales growth in the first quarter resulting from one-time labor shortages that abated early in the second quarter. The increase was due in part to additional marketing efforts at Hua Yang as well as a rebound in market share after Hua Yang reduced prices in last fiscal 1997.

        Gross Profit. The Company's gross profit was $34.1 million for fiscal 1998, an increase of $7.9 million, or 30.2%, from $26.2 million in fiscal 1997. Gross margin was 30.6% in fiscal 1998 and 27.4% in fiscal 1997. Gross margin increased due to a change in product mix and saving of overhead as a result of the consolidation of old factories into the expanded Dongguan Facility. During fiscal 1997, Zindart incurred costs associated with operating the Dongguan Facility at less than full capacity and training new employees.

        Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $19.1 million for fiscal 1998, an increase of $4.3 million, or 29.1% from $14.8 million in fiscal 1997. Selling, general and administrative expenses constituted 17.2% of net sales in fiscal 1998 and 15.5% in fiscal 1997. Selling, general and administrative expenses for Zindart increased due to additional expenses and personnel costs associated with supporting growth of Zindart's business and additional professional expenses associated with Zindart's status as a public company. Expenses for Hua Yang increased primarily due to higher freight costs and bad debt provision due to slippage and claims made in the second and third quarters. Pro forma selling, general and administrative expenses would have been $19.4 million for fiscal 1998 and $15.1 million for fiscal 1997. The difference between the pro forma and restated expenses is due to the amortization of underwriting and management fees with respect to the borrowings to finance the Hua Yang Acquisition.

        Interest Income (Expenses), Net. The Company's interest income (expense), net, was $389,000 in fiscal 1998 as compared to ($878,000) in fiscal 1997. On a pro forma basis, the Company would have had interest expense of approximately $2.0 million in fiscal 1998 and $3.6 million in fiscal 1997. The decrease in interest expenses on a pro forma basis from the restrained operating results would have been due to an increase in interest income generated from the proceeds of two public offerings received in March 1997 and 1998.

        Other Income (Expenses), Net. The Company's other income (expense), net, totaled ($229,000) in fiscal 1998 as compared to other income of $340,000 in fiscal 1997. On a pro forma basis, the Company would have had other expense of $229,000 in fiscal 1998 and other income of $340,000 in fiscal 1997. The increase in other expenses on a pro forma basis would have been due to an increase in amortization expense of debt issuance expenses incurred as a result of the acquisition.

        Amortization of Goodwill. The Company's amortization of goodwill on a pro forma basis would have been substantially higher than on a restated basis for fiscal 1998 and 1997 due to an increase in goodwill amortization that would have resulted from the acquisition. On a restated basis, amortization of goodwill resulting from the acquisition of $75,000 is included only for the period from the date of acquisition in February 1998 through the end of March in fiscal 1998. The Company estimates that the amortization of goodwill resulting from the acquisition will be approximately $150,000 per quarter in fiscal 1999.

      Provision for Income Taxes. The effective income tax rate for the Company was 9.4% in fiscal 1998 and 7.2% in fiscal 1997. See "Business-- Risk Factors - Risks Relating to the Company - Taxation."

      Minority Interests. The Company's minority interests were $3.6 million in fiscal 1998 and $2.9 million in fiscal 1997. The pro forma minority interests would have been $731,000 in fiscal 1998 and $887,000 in fiscal 1997. The decrease on a pro forma basis is due to the reversal of the minority interests in the results of Hua Yang relating to shareholdings in Hua Yang not held under common control.

        Net Income. The Company's net income increased to approximately $10.0 million in fiscal 1998 from $7.1 million in fiscal 1997. Pro forma net income would have increased to $9.7 million in fiscal 1998 from $5.6 million in fiscal 1997. For the reasons discussed above, the Company believes that the pro forma operating data may better present the Company's historical performance than the restated operating data. Earnings per share in fiscal 1998 on both a restated and pro forma basis were affected by a substantial increase in the number of shares outstanding due to the Company's initial public offering in March 1997, the shares reserved to issue in connection with the Hua Yang Acquisition in February 1998 and the shares issued in connection with the Company's secondary offering in March 1998.

      The Company will be required to issue additional shares to the selling shareholders in connection with the Hua Yang Acquisition pursuant to an Earn-Out in the event that Hua Yang realizes certain EBITDA figures. See "Business -- The Hua Yang Acquisition."

        Years Ended March 31, 1997 and 1996

        Net Sales. The Company's net sales in fiscal 1997 were $95.6 million, an increase of $12.3 million, or 14.8%, from $83.3 million in fiscal 1996. Such increase was due to an increase in sales volume in all finished product categories of Zindart. Hua Yang's net sales in fiscal 1997 were $33.4 million, a decrease of $3.0 million, or 8.2%, from $36.4 million in fiscal 1996. Such decrease was due to a 31.4% decline in book sales, partially offset by an increase in packaging and paper sales. The decline in book sales resulted from the entrance of new competitors offering lower prices. Hua Yang lost market share until it lowered prices late in fiscal 1997. See "Risk Factors - Risks Relating to the Company Competition" and "-Country Risks - Market Decline in Southeast Asia."

        Gross Profit. The Company's gross profit totaled $26.2 million in fiscal 1997, a decrease of $0.2 million, or 0.8% from $26.4 million in fiscal 1996. Gross margin was 27.4% in fiscal 1997 and 31.7% in fiscal 1996. The gross margin of Zindart decreased because of the costs associated with operating the Dongguan Facility at less than full capacity, training new employees and an increase in the production of toy products, which carry a lower margin than other of Zindart's products. The decrease is also due to lower absorption of fixed overhead on a smaller sales base, an increase, as a proportion of Hun Yang's overall business, of the lower margin packaging business and a lowering of pricing in the book business late in fiscal 1997.

      Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $14.8 million in fiscal 1997, an increase of $1.6 million, or 12.1% from $13.2 million in fiscal 1996. Selling, general and administrative expenses constituted 15.5% of net sales in fiscal 1997 and 15.8% in fiscal 1996. Selling, general and administrative expenses of Zindart increased due to an increase in selling expenses and additional personnel costs to support the increase in sales, and a $272,000 provision of relocation expenses made in fiscal 1997. Selling, general and administrative expenses of Hua Yang decreased in absolute dollars because of lower freight and sales expenses associated with the lower sales base and expense control efforts initiated by management.

        Interest Income (Expense), Net. The Company's interest income (expense), net, was ($878,000) in fiscal 1997 and ($375,000) in fiscal 1996. Zindart's interest expense, net, was $723,000 in fiscal 1997 as compared to $194,000 in fiscal 1996. The increase in interest expense was attributable to increased borrowings of Zindart to undertake the construction and machinery additions of the Dongguan Facility. Hua Yang's interest expense, net was $155,000 in fiscal 1997 as compared to $181,000.

        Other Income (Expense), Net. The Company's other income (expense), net was $330,000 in fiscal 1997 and ($430,000) in fiscal 1996. Zindart's other income, net, totaled $390,000 in fiscal 1997 as compared to ($416,000) in fiscal 1996. The increase is due to (i) a non-recurring trading net income of $216,000 in fiscal 1997, (ii) a decrease of $69,000 resulting from aggregate loss from foreign currency translations in fiscal 1997 and (iii) a $358,000 write-off in fiscal 1996 related to listing expenses for a proposed public offering in Singapore that was not completed. Hua Yang's other expense, net, totaled approximately $1.2 million in fiscal 1997 as compared to $1.1 million in fiscal 1996.

        Zindart's other income (expenses), net, totaled $330,000 in fiscal 1997 as compared to ($430,000) in fiscal 1996. Other income (expense), net, increased due to (i) a non-recurring trading net income of $260,000 in fiscal 1997, (ii) a decrease of $69,000 resulting from aggregate loss from foreign currency translations in fiscal 1997, and (iii) a $358,000 write-off in fiscal 1996 related to listing expenses for a proposed public offering in Singapore that was not completed. See "Risk Factors - Country Risks - Exchange Rate Risk." Hua Yang's other income (expenses), net, totaled ($60,000) in fiscal 1997 as compared to ($14,000) in fiscal 1996. Such change was attributable to a one-time change in fiscal 1997 for diminution in value of an investment in a subsidiary.

        On a pro forma basis, the Company would have had expense of $2.8 million in fiscal 1997. The increase expense on a pro forma basis from that of the restated operating results would have been due to an increase in interest expense arising from borrowing the Company would have realized to finance the acquisition and the reduction of interest income due to the utilization of cash for the payment of part of the consideration of the acquisition as well as the redemption by Hua Yang of certain of its outstanding preferred stock prior to the acquisition.

      Provision for Income Taxes. The effective income tax rate for the Company was 7.2% in fiscal 1997 and 3.9% in fiscal 1996. See "Business - Risk Factors - Risks Relating to the Company - Taxation."

      Minority Interests. The Company's minority interests were $2.9 million in fiscal 1997 and $4.5 million in fiscal 1996. The pro forma minority interests were $887,000 in fiscal 1997. The increase in minority interests on a restated basis is due to the accounting treatment of pro forma in reversal of the minority interests in the results of Hua Yang relating to shareholdings in Hua Yang not held under common control.

        Net Income. The Company's net income decreased to approximately $7.1 million in fiscal 1997 from $7.5 million in fiscal 1996. Pro forma net income would have been $5.6 million in fiscal 1997. For the reasons discussed above, the Company believes that the pro forma operating data may better present the Company's historical performance than the restated operating data.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations through cash from operations and sales of equity securities. Zindart increased its working capital in March and April 1997 and in March 1998 in connection with the Company's public offerings, with net proceeds to Zindart of approximately $24.9 million. Cash and bank deposits and capital leases were $22.3 million and nil, respectively, at March 31, 1998. Cash generated from operating activities was $16.5 million for fiscal 1998. Cash used in investing activities for fiscal 1998 was $50.1 million, primarily as a result of expenditures for the acquisition of plant and equipment and construction-in-progress at the Dongguan Facility and for the Hua Yang Acquisition. The Company's cash generated by financing activities during fiscal 1998 was $34.7 million.

        During fiscal 1998, the Company repaid equipment lease financings of $4.0 million to two equipment lessors. As of March 31, 1998, the aggregate outstanding amount under all capital leases was nil.

      Zindart has revolving lines of credit with two banks: Standard Chartered Bank and The Hong Kong and Shanghai Banking Corporation Limited. As of March 31, 1998, other than the revolving credit facility, the Company had banking facilities up to $22.9 million. The revolving credit facility granted in March 1998 allowed for aggregate borrowings of up to $30 million. In May 1998, Zindart renegotiated its banking facilities. As a result, the banks have released all loan covenants, mortgages over properties and pledges on inventory and accounts receivable.

      Consistent with practices in industry, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that Zindart generally has financed with net cash balances internally guaranteed cash flow and loans. The Company's accounts receivable balance at March 31, 1998, was $24.7 million.

      The Company's capital expenditures for fiscal 1998, 1997 and 1996 were $8.9 million, $3.0 million and $7.3 million, respectively.

      The Company's sales are denominated either in U.S. Dollars or Hong Kong dollars. The largest portion of the Company's expenses are denominated in Hong Kong Dollars, followed by Renminbi (the PRC's currency) and U.S. Dollars. the Company is subject to a variety of risks associated with changes among the relative values of the U.S. Dollar. The Hong Kong dollar and Renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong dollar or Renminbi relative to the U.S. Dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors
- Country Risks - Exchange Rate Risks" and "- Market Decline in Southeast
Asia."

      During the past three years, the rate of inflation in Hong Kong has been approximately 4.5% to 8.9% per year. The rate of inflation in the PRC has ranged from approximately 0.1% to 20.7% during the past three years. The Company believes that inflation has not had a material impact on its business in recent years. No assurance can be given that this will continue to be the case. See "Risk Factors - Country Risks Inflation Risk."

        The Company's liquidity needs are expected to arise primarily from debt service on indebtedness incurred in connection with Hua Yang Acquisition, working capital needs and the funding of capital expenditures and Credit Facility provides the revolving borrowings in a maximum amount of up to $30.0 million, with a term of five years, subject to the put option described below. All borrowings were fully utilized in connection with the Hua Yang Acquisition. Borrowings under the Credit Facility currently bear interest at a rate of LIBOR plus a margin of 2.0%. Interest is payable quarterly in arrears. the Company repaid approximately $16.0 million of such indebtedness with the net proceeds from the March 1998 public offering.

        Quarterly interest payments under the Credit Facility currently are approximately $572,000. Each lender under the Credit Facility may demand repayment of its commitment under the Credit facility at the end of each of the third and fourth years following the closing date upon 90 days' prior written notice. See "Risk Factors - Risks Relating to the Company - Leverage."

        As of March 31, 1998, the Company had capital commitments amounting to approximately $59,000 in respect of purchase of machinery and tools. The Company anticipates that its capital expenditures will increase substantially in the event that the Company elects to move the Hua Yang facility or to build an expansion to the Dongguan Facility. See"Risk Factors - Risk Relating to the Company Production Facilities; Capacity Limitations."

        The Company's principal sources of cash to fund its liquidity needs will be net cash from operating activities and borrowings under existing lines of credit and the Credit Facility. The Company believes that these sources will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and interest payments on its existing indebtedness for at least the next 18 months. However, there can be no assurance that these resources will be adequate to meet the Company's needs, particularly in the event that the Company elects to move the Shenzhen Facility or to expand the Dongguan Facility. In the event that the Company requires additional capital, it may be required to issue additional equity securities, which could result in additional dilution to existing stockholders, or to borrow such funds, which could adversely affect operating results. No assurance can be given that such capital will be available. See "Risk Factors - Risk Relating to the Company
- Production Facilities; Capacity Limitations" and "- Capital Needs, Uncertainty of Additional Financing."


ITEM 8 - REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Zindart Limited:


We have audited the accompanying consolidated balance sheets of Zindart Limited (incorporated in Hong Kong; "the Company") and Subsidiaries ("the Group") as of March 31, 1997 and 1998, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended March 31, 1996, 1997 and 1998. The accompanying financial statements give retroactive effect, for all years presented, to the acquisition of Hua Yang Holdings Co., Ltd. as a reorganization of companies under common control as described in Note 1 to the accompanying financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zindart Limited and Subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1996, 1997 and 1998, after giving retroactive effect to the acquisition of Hua Yang Holdings Co., Ltd. as a reorganization of companies under common control as described in Note 1 to the accompanying financial statements, in conformity with generally accepted accounting principles in the United States of America.

ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong
June 22, 1998.



                                ZINDART LIMITED AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                  AS OF MARCH 31, 1997 AND 1998

              (Amounts expressed in United States dollars unless otherwise stated)


                                                Note                 1997              1998
                                                ----                 -----             ----
                                                                    $'000             $'000
                                                                    ------            -----
ASSETS

Current assets:
   Cash and bank deposits                                           21,286             22,373
   Accounts receivable, net                    5 & 24               16,811             24,700
   Due from related companies                    24                    166                  -
   Deposits and prepayments                      6                   1,664              1,897
   Inventories, net                              7                  13,882             13,950
                                                          ----------------   ----------------

          Total current assets                                      53,809             62,920

Property, machinery, equipment and
  capital leases, net                            8                  21,662             29,177
Construction-in-progress                         9                   1,851                403
Long-term investment                             10                    179                179
Goodwill, net                                    11                     67             11,963
Deferred expenditures                            12                      -              1,185
                                                          ----------------   ----------------

         Total assets                                               77,568            105,827
                                                          ================   ================

LIABILITIES, MINORITY INTERESTS
AND SHAREHOLDERS' EQUITY


Current liabilities:
   Short-term bank borrowings                    13                  2,522                  -
   Long-term bank loans, current
     portion                                     15                     94                  -
   Capital lease obligations,
     current portion                             17                  1,304                  -

   Accounts payable                                                  4,517              6,362
   Receipts in advance                                               1,797              3,278
   Accrued liabilities                           14                  8,772             12,670
   Taxation payable                              19                    707                364
                                                          ----------------   ----------------

        Total current liabilities                                   19,713             22,674

Long-term bank loans, non-current
  portion                                        15                    211                  -
Revolving credit facility                        16                      -             30,000
Capital lease obligations, non-                  17                  2,677                  -
  current portion
Deferred taxation                                19                    120                910
                                                          ----------------   ----------------
        Total liabilities                                           22,721             53,584
                                                          ----------------   ----------------
Minority interests                                                  15,011              1,416
                                                          ----------------   ----------------

Shareholders' equity:
   Common stock, par value $0.0646
     (equivalent of HK$0.5):
     - authorized - 10,000,00
         shares as of March 31, 1997
     - outstanding and fully paid -
         6,500,000 shares as of
      March 31, 1997 and
        7,733,000 shares                         18                    420                500
        as of March 31, 1998;
     - reserved and to be issued -
         279,863 shares and 666,667
         shares as of March 31, 1997
         and 1998                                                       18                 43
Additional paid-in capital                                          15,794             33,593
Reorganization adjustment                                            6,644             (8,180)
Retained earnings                                                   16,960             24,857
Cumulative translation adjustments                                       -                 14
                                                          ----------------   ----------------

        Total shareholders' equity                                  39,836             50,827
                                                          ----------------   ----------------

        Total liabilities,
          minority interests and
          shareholders' equity                                      77,568            105,827
                                                          ================   ================

           The accompanying notes are an integral part of these financial statements.




                                ZINDART LIMITED AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                          (Amounts expressed in United States dollars)



                                    Note               1996            1997             1998
                                  --------  ---------------  --------------  ---------------
                                                      $'000           $'000            $'000

Net sales                           25.a             83,333          95,616          111,534
Cost of goods sold                                  (56,910)        (69,388)         (77,422)
                                            ---------------  --------------  ---------------

        Gross profit                                 26,423          26,228           34,112

Selling, general and
  administrative expenses                          (13,158)         (14,833)         (19,140)
Interest income                                        248              272            1,087
Interest expenses                                     (623)          (1,150)            (698)
Other income (expenses),                              (420)             340             (229)
  net
Amortization of goodwill                               (10)             (10)             (85)
                                            ---------------  --------------  ---------------
        Income before
          income taxes                               12,460          10,847           15,047

Provision for income
  taxes                              19                (488)           (781)          (1,419)
                                            ---------------  --------------  ---------------
        Income before
          minority
          interests                                  11,972          10,066           13,628

Minority interests                                   (4,514)         (2,920)          (3,632)
                                            ---------------  --------------  ---------------

        Net income                                    7,458           7,146            9,996
                                            ===============  ==============  ===============

Earnings per common share
-    Basic                                            $1.41           $1.33            $1.41
                                            ===============  ==============  ===============
-    Diluted                                          $1.41           $1.33            $1.40
                                            ===============  ==============  ===============


           The accompanying notes are an integral part of these financial statements.



                                ZINDART LIMITED AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                          (Amounts expressed in United States dollars)



                                                   1 9 9 6           1 9 9 7           1 9 9 8
                                            --------------   ---------------   ---------------
                                                     $'000             $'000             $'000
Cash flows from operating
   activities:
Net income                                           7,458             7,146             9,996
Adjustments to reconcile net
  income to net cash provided
  by operating activities-
  Amortization of goodwill                              10                10                85
  Depreciation of property,
    machinery and equipment                          1,890             2,817             3,331
  Net gain on disposals of
     property, machinery and
     equipment                                         (13)              (51)               (5)
  Provision for permanent
     diminution in value on
     investment in a subsidiary                          -                84                 -
  Minority interests                                 4,514             2,920             3,632
 (Increase) Decrease in
    operating assets-
  Accounts receivable, net                          (4,788)             (100)           (7,889)
  Deposits and prepayments                            (153)              178              (233)
  Inventories, net                                  (2,958)             (182)              (68)
Increase (Decrease) in
  operating liabilities-
  Accounts payable                                   1,388            (1,689)            1,845
  Receipts in advance                                 (615)              839             1,481
  Accrued liabilities                                 (693)            3,812             3,898
  Taxation payable                                    (117)              224             (343)
  Deferred taxation                                      -                 -              790
                                            --------------   ---------------   ---------------
        Net cash provided by
          operating activities                       5,923            16,008            16,520
                                            --------------   ---------------   ---------------

Cash flows from investing
  activities:
Net cash outflow for
  acquisition of Hua Yang
  Holdings Co., Ltd.                                     -                 -          (40,648)
Increase in investment of a
  subsidiary                                             -             (323)                 -
Decrease in investment of a
  subsidiary                                             -              239                  -
Acquisition of long-term
  investment                                         (179)                 -                 -
Acquisition of property,
  machinery and equipment                          (8,973)           (2,052)           (9,012)
Additions of construction-in-
  progress                                               -           (1,851)             (403)
Proceeds from disposals of
  property, machinery and
  equipment                                           246               109                22
Addition of other deferred                                                               (254)
  expenditures                                           -                -
(Increase) Decrease in due from
 immediate holding company                             (3)                3                 -
Decrease in due from ultimate
  holding company                                      95                 -                 -
Decrease in due from related
  companies                                           539               351               166
Effect of reorganization
  adjustment                                            -                41                 -
                                            --------------   ---------------   ---------------
        Net cash used in
          investing activities                     (8,275)           (3,483)          (50,129)
                                            --------------   ---------------   ---------------

                                                                                (To be continued)


                                ZINDART LIMITED AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                        FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                          (Amounts expressed in United States dollars)




                                                  1 9 9 6          1 9 9 7          1 9 9 8
                                           --------------   --------------   --------------
                                                    $'000            $'000            $'000

Cash flows from financing activities:
Net proceeds from issuance of
  common stock                                          -           12,201           12,779
Increase (Decrease) in bank
  overdrafts                                        1,910             (203)          (2,163)
New short-term bank loans                           8,693           14,588                -
Repayment of short-term bank
  loans                                            (4,985)         (18,297)                -
New import trust receipts bank
  loans                                             8,425            9,079            2,151
Repayment of import trust
  receipts bank loans                              (7,895)         (10,356)          (2,510)
New long-term bank loans                            3,036                -                -
Repayment of long-term bank
  loans                                            (1,065)          (2,660)            (305)
Cash inflow from revolving
  credit facility                                       -                -           30,000
Payment of debt costs                                   -                -             (931)
New capital lease obligations                         776                -                -
Repayment of capital element of
  capital lease obligations                          (425)          (1,327)          (3,981)
Decrease in due to related
  companies                                          (124)               -                -
Decrease in due to a director                      (2,652)               -                -
Dividends paid                                     (1,073)               -                -
Finance from minority interests                        (2)             (87)               -
Dividends paid by subsidiaries
 to their minority shareholders
                                                     (308)            (444)            (358)
                                           --------------   --------------   --------------
        Net cash provided by
          financing activities                      4,311            2,494           34,682
                                           --------------   --------------   --------------
Effect of cumulative translation
  adjustments                                         (5)                -               14
                                           --------------   --------------   --------------
Net increase in cash and bank
  deposits                                          1,954           15,019            1,087

Cash and bank deposits, as of
  beginning of year                                 4,313            6,267           21,286
                                           --------------   --------------   --------------
Cash and bank deposits, as of
  end of year                                       6,267           21,286           22,373
                                           ==============   ==============   ==============


           The accompanying notes are an integral part of these financial statements.



                                ZINDART LIMITED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                          (Amounts expressed in United States dollars)

                              Common stock
                   -----------------------------------
                        Issued        Reserved and to
                                         be issued
                   ----------------- -----------------

                                                                                           CUMULATIVE
                                                                                            TRANSLA-
                       NUMBER             NUMBER            ADDITIONAL REORGANIZA-           TION
                         OF     AMOUNT      OF               PAID-IN     TION     RETAINED  ADJUST-
                       SHARES             SHARES    AMOUNT   CAPITAL   ADJUSTMENT EARNINGS   MENTS
                      -------- --------  --------  -------- --------   ---------  --------  ---------
                       $'000    $'000     $'000     $'000    $'000       $'000     $'000     $'000


Balance as of
  March 31, 1995      5,000       323       280        18     3,690      2,270     9,683         5

Net income                -         -        -         -         -          -      7,458         -

Transfer to
  reorganization
  adjustment              -         -        -         -         -       2,862    (2,862)        -

Dividend                  -         -        -         -         -          -     (2,994)        -

Translation
  adjustments             -         -        -         -         -          -         -        (5)
                                                                                          --------

Balance as of
  March 31, 1996      5,000       323      280        18     3,690       5,132    11,285        -

Issuance of
  common stock

Common stock
  issuance
  expenditures            -         -        -         -   (2,799)          -         -         -

Change in
  effective
  interest in
  Hua Yang
  Holdings Co.,
  Ltd.                    -         -        -         -         -         41         -         -

Net income                -         -        -         -         -          -     7,146         -

Transfer to
 reorganization
 adjustment               -         -        -         -         -      1,471    (1,471)         -
                   --------  -------- --------  --------  --------  ---------   --------  --------

Balance as of                                                                                   -
  March 31, 1997      6,500       420      280        18    15,794      6,644    16,960

Issuance of
 common stock         1,233        80        -         -    14,993          -         -         -

Common stock
  issuance
  expenditures            -         -        -         -    (2,294)         -         -         -

Change in net
  asset value of
  Hua Yang
  Holdings Co.,
  Ltd. by
  redemption of
  preferred
  stock                   -         -        -         -         -    (2,099)         -         -

Consideration
  for
  acquisition of
  Hua Yang
  Holdings Co.,
  Ltd.                    -         -      387        25     5,100   (14,824)         -         -

Net income                -         -        -         -         -          -     9,996         -

Transfer to
 reorganization
 adjustment               -         -        -         -         -      2,099    (2,099)        -

Translation
 adjustments              -         -        -         -         -          -         -        14
                   --------  -------- --------  --------  --------  ---------  --------  --------

Balance as of
  March 31, 1998      7,733       500      667        43    33,593    (8,180)    24,857        14
                   ========  ======== ========  ========  ========  =========  ========  ========



            The accompanying notes are an integral part of these financial statements.


                      ZINDART LIMITED AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (Amounts expressed in United States dollars unless otherwise stated)



                 1. ORGANIZATION AND PRINCIPAL ACTIVITIES

     During the period from April 1, 1995 (the earliest date covered by these financial statements) to December 28, 1995, the Company was wholly owned by Zindart Holdings Limited ("ZHL"; a company incorporated in the Cayman Islands). On December 29, 1995, ZHL transferred its entire interest in 5,000,000 shares of common stock of the Company to Zindart Pte Limited ("ZPL"; a company incorporated in Singapore) in return for 100% interest in ZPL. In January 1996, ZHL underwent a voluntary liquidation and distributed its entire interest in ZPL to its shareholders. Thereafter, ZPL was majority-owned by ZIC Holdings Limited ("ZICHL"; a company incorporated in the Cayman Islands), which was majority-owned by the ChinaVest IV Funds. ZPL initiated a voluntary liquidation in December 1997 and distributed its entire interest in 5,000,000 shares of common stock of the Company to its shareholders in February 1998. Thereafter, the Company became majority-owned (3,800,000 shares of common stock) by ZICHL, which in turn is majority-owned by the ChinaVest IV Funds.

     On February 13, 1998, the Company completed its acquisition of the entire issued capital stock of Hua Yang Holdings Co., Ltd. ("HYHCL"; a company incorporated in the Cayman Islands), which was 74.3% owned by HYP Holdings Limited (a company incorporated in the Cayman Islands), which in turn was majority-owned (56.5%) by the same ChinaVest IV Funds as ZICHL. The acquisition consideration was (i) $35,000,000 in cash, and (ii) up to 1,000,000 shares of common stock of the Company, of which 666,667 shares of common stock of the Company, valued at $13.25 per share, were reserved for and issuable upon expiry of the indemnification period which is 180 days after completion of the acquisition, and the remaining 333,333 shares of common stock of the Company will be issuable contingent upon HYHCL's attainment of certain financial results according to a pre-determined formula over the two years ending March 31, 1999. In connection with the acquisition of HYHCL, the Company drew down a loan of $30,000,000 under a revolving credit facility for a term of five years. The lenders have an option to demand repayment after three years. As collateral for the revolving credit facility, the Company pledged its entire shareholding interest in HYHCL, including assignment of its entitlement to dividends, distributions and income in respect of this shareholding, and agreed to comply with certain restrictive financial covenants (see Note 23).

     In March 1998, the Company issued 1,000,000 shares of common stock, par value HK$0.50 each, for cash consideration of $12.75 per share through a public offering, and raised net proceeds of approximately $10,764,000.

     The Company and its subsidiaries, excluding HYHCL and its subsidiaries, (collectively referred hereinafter as the "Zindart operation") are principally engaged in the manufacturing of die-cast and injection-moulded plastic products. The Zindart operation maintains its head office in Hong Kong where it coordinates sales and marketing and administrative functions. Its production facilities are located in Guangdong Province, the People's Republic of China (the "PRC").

     HYHCL and its subsidiaries (collectively referred hereinafter as the "Hua Yang operation") are principally engaged in printing and assembly of hand-made books, specialty packaging and other paper products. The Hua Yang operation maintains its head office in Hong Kong where it coordinates sales and marketing, purchasing and certain administrative functions. Its production facilities are located in Guangdong Province, the PRC.


2. BASIS OF PRESENTATION

     The acquisition of HYHCL by the Company (see Note 1) is accounted for
(i) as to the effective interest of approximately 42% owned by the ChinaVest IV Funds as a reorganization of companies under common control, similar to a pooling of interests, and (ii) as to the remaining approximately 58% interest as an acquisition. The financial information prior to February 13, 1998 (the date the acquisition of HYHCL was completed) has been presented to consolidate retroactively an approximately 42% interest in HYHCL. The excess of the purchase price over the fair values of the net assets acquired (i) for the approximately 42% interest accounted for as a reorganization of companies under common control of approximately $8,180,000 has been recorded as a reorganization adjustment, and (ii) for the remaining approximately 58% interest accounted for as an acquisition of approximately $11,981,000 has been recorded as goodwill and amortized on a straight-line basis over 20 years. The cost of acquisition
(i) for the approximately 42% interest accounted for as a reorganization of companies under common control of approximately $488,000 was expensed , and
(ii) for the remaining approximately 58% interest accounted for as an acquisition of approximately $675,000 was capitalized as cost of acquisition.


3. SUBSIDIARIES

     Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of March 31, 1998 were as follows:


                                                       Percentage
                                                        of equity
                                         Place of       interest           Principal
                Name                  incorporation       held             activities
------------------------------------  --------------  -------------  ----------------------

Zindart operation

Dongguan Xinda Giftware Company          The PRC         Note a      Manufacturing of
  Limited                                                              decorative giftware
                                                                       and collectibles

Luen Tat Mould Manufacturing Limited   The British    51% - Note b   Provision of
                                       Virgin Islands                  technical support
                                                                       service on mould
                                                                       production

Onchart Industrial Limited             The British         55%       Provision of
                                       Virgin Islands                  technical support
                                                                       service on mould
                                                                       production

Wealthy Holdings Limited               The British        100%       Inactive
                                       Virgin Islands

Hua Yang operation

Hua Yang Holdings Co., Ltd.           Cayman Islands      100%       Investment holding

Hua Yang Printing Holdings Co.,         Hong Kong         100%       Printing and assembly
  Limited                                                              of books and
                                                                       specialty packaging

Shenzhen Huaxuan Printing Product        The PRC         Note c      Printing and assembly
  Co., Ltd.                                                            of books and
                                                                       specialty packaging

Guangzhou Jin Yi Advertising             The PRC         Note d      Inactive
  Company Ltd.

Notes -


a. Dongguan Xinda Giftware Company Limited is a contractual joint venture established in the open coastal area in the PRC to be operated for 15 years from November 1994 to November 2009. Under the joint venture agreement and the supplemental agreement thereto, the Group is entitle to 100% of the joint venture's profit after paying its joint venture partner a pre-determined annual fee.

b. According to a shareholders' agreement dated October 10, 1994, the Group is only entitled to share 41% of the profit of Luen Tat Mould Manufacturing Limited.


c. Shenzhen Huaxuan Printing Product Co., Ltd. is a contractual joint venture established in a special economic zone in the PRC to be operated for 15 years from October 1995 to October 2010. Pursuant to the joint venture agreement, the Group has contributed 100% of the registered capital of the joint venture and is entitled to 100% of the joint venture's profit after paying its joint venture partner a pre-determined annual fee.

d. On April 25, 1996, the Group acquired a 90% interest in Guangzhou Jin Yi Advertising Company Limited, a contractual joint venture established in the PRC, for HK$2,500,000 (equivalent to approximately $323,000). During the year ended March 31, 1997, the Group recovered HK$1,852,000 (equivalent to approximately $239,000) of its investment. As of March 31, 1998, the Group was in the process of dissolving this joint venture and recorded full provision against the remaining balance of its investment of HK$648,000 (equivalent to approximately $84,000).

There is no restriction on the distribution of the subsidiaries' retained earnings.

In November 1997, the Company terminated the contractual joint venture agreement regarding Guangzhou Zindart (Xin Xing) (Giftware) Company Limited, a contractual joint venture established in the PRC, prior to the expiry of the contractual period. Upon termination, the Company acquired all the assets and liabilities of Guangzhou Zindart (Xin Xing) (Giftware) Company Limited at its net book value of approximately $1,811,000.


4.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of consolidation

     The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint ventures which are considered as de facto subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

b.   Goodwill

     Goodwill, being the excess of cost over fair value of the Group's share of the net assets of subsidiaries acquired, is amortized on a straight-line basis over 10 to 20 years. The amortization recorded during the years ended March 31, 1996, 1997 and 1998 was approximately $10,000, $10,000 and $85,000, respectively. Accumulated amortization as of March 31, 1997 and 1998 was approximately $30,000 and $115,000, respectively. Management assesses the remaining life of the goodwill annually, taking into consideration the current operating results and future prospects of the subsidiaries.

c.   Contractual joint ventures

     A contractual joint venture is an entity established between the Group and one or more other parties, with the rights and obligations of the joint venture partners governed by a contract. If the Group owns more than 50% of the joint venture and is able to govern and control its financial and operating policies and its board of directors, such joint venture is considered as a de facto subsidiary and is accounted for as a subsidiary.

d.   Inventories

     Inventories are stated at the lower of cost, on a weighted average basis, or market value. Costs of work-in-progress and finished goods are composed of direct materials, direct labour and an attributable portion of production overheads.

e.   Property, machinery, equipment and capital leases

     Property, machinery, equipment and capital leases are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: land and buildings - 25 to 50 years, machinery and tools - 3 to 10 years, furniture and office equipment - 5 to 8 years, and motor vehicles - 4 years. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

     Impairment loss on property, machinery and equipment is recognized when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges) indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on fair value of the assets.

f.   Construction-in-progress

     Construction-in-progress represents factories and office buildings under construction and machinery pending installation.

     Interest costs incurred during the period of construction or installation are capitalized and amortized over the estimated useful lives of the related assets. Interest costs capitalized during the years ended March 31, 1996, 1997 and 1998 were approximately $206,000, $68,000 and Nil, respectively.

g.   Long-term investments

     Investments held for the long-term are stated at market value. Income from investments is accounted for to the extent of dividends received and receivable.

h.   Sales

     Sales represent the invoiced value of merchandise/moulds supplied to customers. Sales are recognized when merchandise/moulds is shipped and title is passed to customers.

i.   Income taxes

     The Group accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

j.   Operating leases

     Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

k.   Foreign currency translation

     The Company considers United States dollars as its functional currency as a substantial portion of the Group's business activities is based in United States dollars.

     The translation of the financial statements into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. Aggregate losses from foreign currency transactions included in the results of operations for the years ended March 31, 1996, 1997 and 1998 were approximately $220,000, $85,000 and $48,000, respectively.

l.   Earnings per common share

     Basic earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income for each year by the weighted average number of shares of common stock outstanding during the years, as if the Company had acquired the effective interest in HYHCL owned by the ChinaVest IV Funds as of the beginning of years as a reorganization of companies under common control, similar to a pooling of interests (see Note 2). The weighted average number of shares used to compute basic earnings per common share was approximately 5,280,000, 5,383,000 and 7,109,000 for the years ended March 31, 1996, 1997 and 1998, respectively.

     Diluted earnings per common share reflects the dilution that would have resulted from the exercise of stock options. Diluted earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income for each year by the weighted average number of shares of common stock and all dilutive securities outstanding during the years, as if the Company had acquired the effective interest in HYHCL owned by the ChinaVest IV Funds as of the beginning of years as a reorganization of companies under common control, similar to a pooling of interests (see Note 2). The weighted average number of shares used to compute diluted earnings per common share was approximately 5,280,000, 5,383,000 and 7,155,000 for the years ended March 31, 1996, 1997 and 1998, respectively.

m.   Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

n.   Fair value of financial instruments

     All financial instruments of the Group are carried at cost, which approximate their fair values.


5. ACCOUNTS RECEIVABLE

Accounts receivable comprised:


                                                    1997                 1998
                                        ----------------     ----------------
                                                   $'000                $'000

Trade receivables                                 17,661               25,963
Less: Provision for bad and doubtful
  receivables                                       (850)              (1,263)
                                         ----------------     ----------------

Accounts receivable, net                          16,811               24,700
                                        ----------------     ----------------


6. DEPOSITS AND PREPAYMENTS

Deposits and prepayments comprised:


                                                   1997                 1998
                                       ----------------     ----------------
                                                  $'000                $'000

Deposits for acquisition of molds                 1,097                1,440
Rental and utility deposits                          94                   91
Prepayments                                         273                  232
Others                                              200                  134
                                       ----------------     ----------------

                                                  1,664                1,897
                                       ----------------     ----------------


7. INVENTORIES

Inventories comprised:


                                                   1997                 1998
                                       ----------------     ----------------
                                                  $'000                $'000

Raw materials                                     8,886                8,549
Work-in-process                                   2,590                3,977
Finished goods                                    3,253                2,550
                                       ----------------     ----------------

                                                 14,729               15,076

Less: Provision for slow-moving and
   obsolete inventories                           (847)              (1,126)
                                       ----------------     ----------------

Inventories, net                                 13,882               13,950
                                       ----------------     ----------------


8.             PROPERTY, MACHINERY, EQUIPMENT AND CAPITAL LEASES

Property, machinery, equipment and capital leases comprised:


                                                   1997                 1998
                                       ----------------     ----------------
                                                  $'000                $'000

Property, machinery and equipment:
  Land                                            2,456                2,456
  Buildings                                       6,398               13,219
  Machinery and tools                            10,785               19,644
  Furniture and office equipment                  3,108                4,613
  Motor vehicles                                    515                  867
Capital leases:
  Machinery and tools                             6,813                    -
  Furniture and office equipment                    358                    -
  Motor vehicles                                    124                    -
                                       ----------------     ----------------

Cost                                             30,557               40,799

Less: Accumulated depreciation
        Property, machinery and equipment        (7,209)             (11,622)

        Capital leases                           (1,686)                    -
                                        ----------------     ----------------

Property, machinery, equipment and
     capital leases, net                         21,662               29,177
                                       ----------------     ----------------


     As of March 31, 1997 and 1998, land and buildings with a net book value of approximately $705,000 and $680,000, respectively, were situated in Hong Kong and were held under leases expiring in 2047, and land and buildings with a net book value of approximately $7,112,000 and $13,587,000, respectively, were situated in the PRC and were held under land use rights of fifty years until 2044 and 2047.

     As of March 31, 1997 and 1998, land and buildings with a net book value of approximately $7,817,000 and $681,000, respectively, and machinery with a net book value of approximately $4,674,000 and Nil, respectively, were mortgaged or pledged under certain loan agreements (See Note 23). Subsequent to March 31, 1998, following a public offering of the Company's common stock in March 1998, the banks have released the charges over land and buildings.


9.  CONSTRUCTION-IN-PROGRESS

Construction-in-progress comprised:


                                                   1997                 1998
                                       ----------------     ----------------
                                                  $'000                $'000

Construction costs                                1,783                  403
Interest cost capitalized                            68                    -
                                       ----------------     ----------------
                                                  1,851                  403
                                       ================     ================


10. LONG-TERM INVESTMENT

This represents the investment cost of an 18% interest in Luen Tat Model Design Company Limited ("LTMD"; a company incorporated in the British Virgin Islands). LTMD is principally engaged in the design and production of moulds and tooling models in the PRC. As of March 31, 1997 and 1998, the carrying cost of the long-term investment approximated its market value.


11.  GOODWILL


                                           1 9 9 7              1 9 9 8
                                       ----------------     ----------------
                                                  $'000                $'000

Goodwill                                             97               12,078
Less: Accumulated amortization                      (30)                (115)
                                       ----------------     ----------------
Goodwill, net                                        67               11,963
                                       ================     ================


12.            DEFERRED EXPENDITURES

Deferred expenditures comprised:


                                                   1997                 1998
                                       ----------------     ----------------
                                                  $'000                $'000

Debt costs                                            -                  931
Others                                                -                  254
                                       ----------------     ----------------
                                                      -                1,185
                                       ================     ================


Deferred debt costs of approximately $931,000 relating to the revolving credit facility (see Note 16) are deferred and amortized on a straight-line basis over the term of the facility.


13.            SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprised:


                                                   1997                 1998
                                       ----------------     ----------------
                                                  $'000                $'000

Bank overdrafts                                   2,163                    -
Import trust receipts bank loans                    359                    -
                                       ----------------     ----------------
                                                  2,522                    -
                                       ================     ================

Short-term bank borrowings were denominated in Hong Kong dollars and bore interest at the floating commercial bank lending rates in Hong Kong. They were collaterized by certain land and buildings, accounts receivable and inventories of the
Group.

Supplemental information with respect to short-term bank borrowings for the years ended March 31, 1997 and 1998 is as follows:


                                                                  Weighted         Weighted
                              Maximum           Average           average           average
                               amount           amount            interest         interest
                            outstanding       outstanding         rate at            rate
                             during the       during the         the end of       during the
                                year             year               year             year
                           --------------   ---------------    --------------   ---------------
                                    $'000             $'000
Year ended
March 31, 1997

Overdrafts                          3,955             1,983             9.32%             9.40%
                           --------------   ---------------    --------------   ---------------

Short-term loans                    3,837             2,248               N/A             8.86%
                           --------------   ---------------    --------------   ---------------

Import trust
  receipts loans                    3,543             1,947             8.82%             8.82%
                           ==============   ===============    ==============   ===============

Year ended
   March 31, 1998

Overdrafts                          2,163                81               N/A             8.99%
                           --------------   ---------------    --------------   ---------------

Import trust
  receipts loans                      359                46               N/A             8.94%
                           --------------   ---------------    --------------   ---------------


14. ACCRUED LIABILITIES

Accrued liabilities comprised:


                                                   1997                 1998
                                       ----------------     ----------------
                                                  $'000                $'000

Accruals for operating expenses
-    Workers' wages and bonus                     1,439                1,496
-    Management bonus                               817                  552
-    Rental expenses                                463                   86
-    Subcontracting charges                       1,037                1,344
-    Freight charges and packing fee                225                  728
-    Others                                         349                  544
Commission                                          538                  390
Raw materials purchases                           1,962                4,408
Plant relocation expenses                           272                    -
Repair and maintenance expenses                     197                  460
Common stock issuance expenditures                  810                  736
Costs for the acquisition of HYHCL                    -                  616
Interest expense on borrowing under
  revolving credit facility                           -                  325
Provision for claims                                  -                  349
Others                                              663                  636
                                       ----------------     ----------------

                                                  8,772               12,670
                                       ================     ================


                         15. LONG-TERM BANK LOANS

Long-term bank loans were denominated in Hong Kong dollars, and bore interest rates ranging from 10.5% to 11% per annum as of March 31, 1997. They were collateralized by certain land and buildings of the Group, and were repayable as follows:



                                                   1997                 1998
                                       ----------------     ----------------
                                                  $'000                $'000

Payable during the following period
-    Within one year                                 94                    -
-    Over one year but not exceeding                 94                    -
       two years                                     94                    -
-    Over two years but not exceeding
       three years                                   94                    -
-    Over three years but not
       exceeding four years                          23                    -
                                       ----------------     ----------------
Total bank loans                                    305                    -
Less: Current portion                              (94)                    -
                                       ----------------     ----------------
Non-current portion                                 211                    -
                                       ================     ================

In March 1998, the Group repaid all long-term bank loans in accordance with the conditions of the revolving credit facility (see Note 16).


16.            REVOLVING CREDIT FACILITY

On February 9, 1998, the Company entered into a revolving credit agreement with two banks, which provides a five-year revolving credit facility in an amount up to $30,000,000 for financing the acquisition of HYHCL and for general working capital purposes. The lending banks have an option to demand repayment after three years. Borrowings under the revolving credit facility bear interest at three-month LIBOR plus 2.00% per annum. The facility is secured by pledges over the Company's shareholding in HYHCL, including assignment of its entitlement to dividends, distributions and income in respect of this shareholding. The facility requires the Company to comply with restrictive financial covenants, including maintaining certain levels of net worth, and limiting the level of indebtedness and dividends.

In May 1998, following a public offering of the Company's common stock in March 1998 (see Note 18), the Company repaid $16,000,000 of this revolving credit facility using proceeds from the offering.

17.            CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, are:


                                                     1997                 1998
                                         ----------------     ----------------
                                                    $'000                $'000

Payable during the following period
     - Within one year                              1,570                    -
     - Over one year but not exceeding
         two years                                  1,544                    -
     - Over two years but not exceeding
         three years                                1,330                    -
     - Over three years but not
         exceeding four years                         296                    -
                                         ----------------     ----------------

Total minimum lease payments                        4,740                    -
Less: Amount representing interest                  (759)                    -
                                         ----------------     ----------------

Present value of minimum lease payments             3,981                    -
Less: Current portion                             (1,304)                    -
                                         ----------------     ----------------

Non-current portion                                 2,677                    -
                                         ================     ================

In March 1998, the Group repaid all its obligations under capital leases in accordance with the conditions of the revolving credit facility (see Note
16).


18.            COMMON STOCK AND OPTIONS

a.      Common stock

        During the period from April 1, 1995 (the earliest date covered by these financial statements) to December 10, 1996, the Company had 250,000 shares of common stock, par value HK$10.00 each, authorized and outstanding. On December 11, 1996, the Company consummated a 20 for 1 stock split ("the Share Split") and as a result 5,000,000 shares of common stock, par value HK$0.50 each, were outstanding. The Share Split has been reflected retroactively in the accompanying balance sheets and in all per share computations. On January 31, 1997, the Company increased its authorized share capital from HK$2,500,000 to HK$5,000,000, by the creation of 5,000,000 new shares of common stock, par value HK$0.50 each, ranking pari passu in all respects with the then existing shares. In March 1997, the Company issued 1,500,000 shares of common stock, par value HK$0.50 each, for cash consideration of $10.00 per share through a public offering, and raised net proceeds of approximately $12,201,000.

        In April 1997, the Company issued 225,000 shares of common stock, par value HK$0.50 each, for cash consideration of $10.00 per share pursuant to options granted to the underwriters of the aforesaid public offering, and raised net proceeds of approximately $1,942,000. In October 1997, the Company issued 8,000 shares of common stock, par value HK$0.50 per share, for cash consideration of $9.125 per share in respect of the exercise of stock options granted under the Company's 1997 equity incentive plan. On December 31, 1997, the Company increased its authorized share capital from HK$5,000,000 to HK$7,500,000, by the creation of 5,000,000 new shares of common stock, par value HK$0.50 per share, ranking pari passu in all respects with the then existing shares.

        In February 1998, the Company reserved to issue 666,667 shares of common stock, par value HK$0.50 each, in connection with its acquisition of HYHCL, and contracted to issue an additional 333,333 shares of common stock, par value HK$0.50 each, contingent upon HYHCL's attainment of certain financial results according to a pre-determined formula over a two-year period ending March 31, 1999 (see Note 1). The accompanying financial statements have given retroactive effect, for all periods presented, to the issuance of the 279,863 shares of common stock relating to the acquisition of the effective interest of HYHCL owned by the ChinaVest IV Funds, on the basis of reorganization of companies under common control, similar to a pooling of interests (see Note 2).

        In March 1998, the Company issued 1,000,000 shares of common stock, par value HK$0.50 each, for cash consideration of $12.75 per share through a public offering, and raised net proceeds of approximately $10,764,000.

b.      Options

        The Company has reserved an aggregate of 672,500 shares of common stock, par value HK$0.50 per share, for issue under the Company's 1997 equity incentive plan, which will expire on September 30, 2007.

        In May 1997, the Company granted common stock options under the 1997 equity incentive plan to purchase 196,000 shares of common stock of the Company at an exercise price of $9.125 per share, which was equal to the quoted market value of the shares on the date immediately before the stock options were granted. The stock options are exercisable according to a pre-determined vesting schedule from 1997 to 2000. During the year ended March 31, 1998, certain options were exercised to purchase 8,000 shares of common stock of the Company.

        The Company has determined that net income and earnings per share would not be materially affected by the provision of SFAS No. 123 in respect of the accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.


19.            INCOME TAXES

The provision for income taxes consists of the following:


                                                   1996               1997                1998
                                       ----------------   ----------------    ----------------
                                                  $'000              $'000               $'000

Current taxes
      -Hong Kong profits tax                        488                903                 744
      -PRC income taxes                               -                  -                  39
      -Utilization of tax
         loss carried forward                         -               (122)               (154)

Deferred taxes                                        -                  -                 790
                                       ----------------   ----------------    ----------------
                                                    488                781               1,419
                                       ================   ================    ================

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company and the Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16.5%. The British Virgin Islands subsidiaries are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Islands income taxes. The Cayman Islands subsidiary is incorporated under the Companies Law of the Cayman Islands as a limited liability exempted company and, accordingly, is exempted from payment of the Cayman Islands income taxes until 2014. The joint venture enterprise established in the open coastal area of the PRC is subject to PRC income taxes at a rate of 27% (24% state income tax and 3% local income tax), while the joint venture enterprise established in a special economic zone in the PRC is subject to PRC income taxes at a rate of 15%. However, these joint venture enterprises are exempted from state income tax and local income tax for two years starting from the first year of profitable operations, followed by a 50% reduction in state income tax for the next three years. Dongguan Xinda Giftware Company Limited was still in a tax loss position during the year ended March 31, 1998. The first tax exemption period of Shenzhen Huaxuan Printing Product Co., Ltd. expired on December 31, 1997, and it is subject to PRC state income tax at the rate of 7.5% for the three months ended March 31, 1998.

If the tax holiday/reduction for the joint venture enterprises established in the PRC did not exist, the Group's income tax liabilities would have been increased by approximately $63,000, $298,000 and $704,000 for the years ended March 31, 1996, 1997 and 1998, respectively. Basic earnings per common share would have been approximately $1.40, $1.27 and $1.31 for the years ended March 31, 1996, 1997 and 1998, respectively. Diluted earnings per common share would have been approximately $1.40, $1.27 and $1.30 for the years ended March 31, 1996, 1997 and 1998.

The reconciliation of the Hong Kong statutory profits tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statements of operations is as follows:


                                                1 9 9 6            1 9 9 7             1 9 9 8
                                       ----------------   ----------------    ----------------

Hong Kong statutory tax
  rate                                           16.5%              16.5%               16.5%

Effect of tax exemption for
  the PRC joint ventures                         (0.5)%             (3.0)%              (5.8)%
Non-taxable income
  arising from activities
  which qualified as
  offshore                                       (4.2)%             (4.6)%              (3.7)%
Other non-taxable/non-
  deductible activities                          (7.9)%             (1.7)%               2.4%
                                       ----------------   ----------------    ----------------

Effective income tax rate                         3.9%               7.2%                9.4%
                                       ================   ================    ================


Components of deferred tax balances as of March 31, 1997 and 1998 are as follows:


                                             1 9 9 7              1 9 9 8
                                         ----------------     ----------------
                                              $'000                $'000

Accumulated difference between taxation
 allowance and depreciation expenses           120                  910
                                         ================     ================



20. DIVIDENDS

Dividends comprised:


                         1 9 9 6            1 9 9 7             1 9 9 8
                     ----------------   ----------------    ----------------
                          $'000              $'000               $'000

Cash dividend               -                  -                   -
Dividend in kind          2,994                -                   -
                     ----------------   ----------------    ----------------
                          2,994                -                   -
                     ================   ================    ================

Dividend for the year ended March 31, 1996 of approximately $2,994,000 was settled in kind by distributing to the shareholder the loan receivable from a related company of approximately $1,889,000 and the amount due from that related company of approximately $1,105,000.

21.  COMMITMENTS

a.    Capital commitments

      As of March 31, 1997 and 1998, the Group had capital commitments amounting to approximately $2,849,000 and $59,000, respectively, in respect of construction of factories in the PRC and purchase of machinery and tools.

b.    Operating lease commitments

      The Group has various operating lease agreements for factory premises and office equipment, which extend through August 2003. Rental expenses for the years ended March 31, 1996, 1997 and 1998 were approximately $1,565,000, $1,719,000 and $1,329,000, respectively.
      Most leases contain renewal options. As of March 31, 1997 and 1998, future rental payments under agreements classified as operating leases with non-cancellable terms in excess of one year are analyzed as follows:


                                              1 9 9 7              1 9 9 8
                                     ----------------     ----------------
                                                $'000                $'000
Payable during the following period
  - Within one year                             1,170                  389
  - Over one year but not
      exceeding two years                         841                  178
  - Over two years but not
      exceeding three years                       550                  141
  - Over three years but not
      exceeding four years                        303                  141
  - Over four years but not
      exceeding five years                        303                   98
  - Thereafter                                  1,244                   28
                                     ----------------     ----------------

                                                4,411                  975
                                     ----------------     ----------------

c.    Commitment relating to contractual joint ventures

      Under the supplementary joint venture agreement for the establishment of Dongguan Xinda Giftware Company Limited and the joint venture agreement for the establishment of Shengzhen Huaxuan Printing Product Co., Ltd., the Group has committed to pay pre-determined annual fees to the third-party joint venture partners for the period from November 1994 to October 2010. As of March 31, 1997 and 1998, future fees payable under the aforesaid agreements are analyzed as follows:


                                          1 9 9 7              1 9 9 8
                                      ----------------     ----------------
                                           $'000                $'000

Payable during the following period
  - Within one year                         393                  409
  - Over one year but not
      exceeding two years                   411                  427
  - Over two years but not
      exceeding three years                 429                  447
  - Over three years but not
      exceeding four years                  449                  467
  - Over four years but not
      exceeding five years                  469                  489
  - Thereafter                             4,979                4,459
                                      ----------------     ----------------

                                           7,130                6,698
                                      ----------------     ----------------


22. RETIREMENT PLAN

The Group's employees in the PRC are all hired on a contractual basis and consequently the Group has no obligation for pension liabilities to these employees.

The employees of the Group's Zindart operation in Hong Kong after completing a probation period may join the Group's defined contribution provident fund managed by an independent trustee. Both the Group and the employees make monthly contributions to the scheme of 5% of the employees' basic salaries. The employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the Group's employer contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the years ended March 31, 1996, 1997 and 1998 was approximately $71,000, $78,000 and $119,000, respectively. The employees of the Group's Hua Yang operation in Hong Kong are not covered by any pension scheme.

The Group has no other post-retirement or post-employment benefit plans.


23.   BANKING FACILITIES

As of March 31, 1997 and 1998, other than the revolving credit facility (see below), the Group had banking facilities of approximately $30,428,000 and $22,933,000, respectively, for overdrafts, loans and trade financing. Unused facilities as of the same dates amounted to approximately $26,956,000 and $22,246,000, respectively. These facilities were secured by:

a. Mortgages over the Group's land and buildings with a net book value of approximately $7,817,000 and $681,000 as of March 31, 1997 and 1998, respectively;

b. Pledges over the Group's machinery with a net book value of approximately $4,674,000 and Nil as of March 31, 1997 and 1998, respectively;

c. Pledges over the Group's bank deposits of approximately $1,940,000 and Nil as of March 31, 1997 and 1998, respectively; and

d. Floating charges on certain accounts receivable and inventories relating to the Hua Yang operation.

As of March 31, 1998, the Group also had a revolving credit facility of $30,000,000, which was fully utilized. This facility was secured by pledges over the Company's shareholding in HYHCL, including assignment of its entitlement to dividends, distributions and income in respect of this shareholding.

In addition, the Group has agreed to observe certain restrictive bank covenants on maintenance of net worth, restricting the level of indebtedness and payment of dividends. The Group has also agreed not to create any debenture without a bank's prior consent.

Subsequent to March 31, 1998, following a public offering of the Company's common stock in March 1998, the banks have released the aforementioned charges over land And buildings, accounts receivable and inventories.

24.            RELATED PARTY TRANSACTIONS

The Group entered into the following transactions with related parties:


                                           1 9 9 6            1 9 9 7             1 9 9 8
                                       ----------------   ----------------    ----------------
                                                 $'000              $'000               $'000

Sales to ERTL and ERTL's
related company (Note a)                        12,081             17,694              13,528

Management fee paid to
-   ZIC Holdings Limited
      (Note b)                                     421                  -                   -
-   Advent funds (Note c)                           -                   -                 227

Rental expenses paid to Mr.
  Karl Chan Kok Wai, a
  director of HYHCL as well
  as a director of the
  Company effective from
  March 15, 1998, and a
  company majority owned by him                   338                 338                 338

Purchase of assets from
 Jumbo Light International
 Limited (Note d)
-     Inventories                                  59                  -                   -
-     Equipment                                   154                  -                   -

Rental income from a related
  company                                           8                  -                   -

Interest income from related
  companies                                        68                  -                   -

Interest expense paid to
-     a related company                             3                  -                   -
-     a director                                    7                  -                   -
                                       ----------------   ----------------    ----------------


The Group had the following outstanding balances with related companies:


                                                    1 9 9 7           1 9 9 8
                                           ----------------  ----------------
                                                      $'000             $'000

Accounts receivable from ERTL and ERTL's
  related company (Note a)                            1,582             1,023
                                           ================  ================

Due from related companies
-     Jumbo Light International Limited                 160                 -
      (Note d)
-     HYP Holdings Limited (Note e)                       6                 -
                                           ----------------  ----------------

                                                        166                 -
                                           ================  ================

The balances due from related companies were unsecured, non-interest bearing and without pre-determined repayment terms.

Notes -

a. ERTL (Hong Kong) Ltd. ("ERTL") had a minority interest in the Company during the years ended March 31, 1996, 1997 and 1998 (until March 10,
      1998).

b. ZIC Holdings Limited ("ZICHL") was an intermediate holding company of the Company for the years ended March 31, 1996, 1997 and 1998 (until December 1997) and an immediate holding company thereafter.

c.    Advent funds are minority shareholders of ZICHL (see Note b. above).

d. Jumbo Light International Limited is beneficially owned by Karl Chan Kok Wai, a director of the Company effective from March 15, 1998, and a director of HYHCL.

e. HYP Holdings Limited is the ultimate holding company of HYHCL for the years ended March 31, 1996, 1997 and 1998 (until February 13, 1998).

25.  SEGMENT INFORMATION

Financial Information Relating to Industry Segments

a.    Net sales:


                                            1 9 9 6           1 9 9 7          1 9 9 8
                                    ---------------   ---------------   --------------
                                              $'000             $'000            $'000
Zindart Operations
  Unaffiliated customers
     Sales of die-cast
       products                               7,853             5,216           23,205
     Sales of injection -
       molded plastic products               18,372            29,601           23,574
     Sales of molds
       and others                             8,624             9,696           11,218
                                    ---------------   ---------------   --------------
                                             34,849            44,513           57,997

ERTL and ERTL's Related
 Company (See Note 24)
     Sales of die-cast
       products                              12,081            17,694           13,528

            Sub-total                        46,930            62,207           71,525
                                    ===============   ===============   ==============

Hua Yang Operations
  Unaffiliated customers
     Sales of books                          25,831            17,697            23,160
     Sales of paper box
       packaging                              8,271            13,053            15,687
     Other products                           2,301             2,659             1,162

            Sub-total                        36,403            33,409            40,009
                                    ===============   ===============   ===============

Total                                        83,333            95,616           111,534
                                    ===============   ===============   ===============

Geographical analysis of net sales:


                                            1 9 9 6           1 9 9 7          1 9 9 8
                                    ---------------   ---------------   --------------
                                              $'000             $'000            $'000

Zindart Operations
U.S.A. (export sales)                        34,410            45,312           65,489
Europe (export sales)                        11,970            16,259            6,036
Others (export sales)                           550               636             --
                                    ---------------   ---------------   --------------
                                             46,930            62,207           71,525
                                    ===============   ===============   ==============

b. Operating Profit(1):

Hua Yang Operations                         1 9 9 6           1 9 9 7          1 9 9 8
                                    ---------------   ---------------   --------------
                                              $'000             $'000            $'000

Hong Kong                                     6,017           5,418              5,085
U.S.A. (export sales)                        22,422          19,248             22,539
Europe (export sales)                         5,607           6,890              8,390
Others (export sales)                         2,557           1,853              3,995
                                    ---------------    ------------       ------------
  Sub-total                                  36,403         33,409              40,009
Total                                        83,333         95,616             111,534
                                    ===============    ============       ============


                                            1 9 9 6           1 9 9 7          1 9 9 8
                                    ---------------   ---------------   --------------
                                              $'000             $'000            $'000

Zindart operations                            6,306             7,520            9,367
Hua Yang operations                           6,949             3,865            5,520

Total                                        13,255            11,385           14,887
                                    ===============   ===============   ==============

               (1) Operating profit represents gross profit less selling, general and administrative expenses and amortization of goodwill.


c.    Identifiable Assets(2):

                                            1 9 9 6           1 9 9 7          1 9 9 8
                                    ---------------   ---------------   --------------
                                              $'000             $'000            $'000

Zindart operations                           31,633            45,544           62,627
Hua Yang operations                          28,620            31,957           31,237

Total                                        60,253            77,501           93,864
                                    ===============   ===============   ==============

               (2) Identifiable assets represent total assets less goodwill, net.

      Substantially all of the Company's identifiable assets are located in Hong Kong and the PRC.

d.    Major Customers

      Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                        1 9 9 6           1 9 9 7          1 9 9 8
                                     --------------   ---------------   --------------

Mattel Toys (HK)
Ltd./Mattel Vendor
Operations Asia Ltd.                           5.6%              8.4%            24.1%
Hallmark Cards (HK)
Limited (a subsidiary of
  Hallmark Cards, Inc.)
                                              15.2%             18.5%            15.4%
ERTL and ERTL's related
 company *                                    14.6%             18.5%            12.1%
A buying office of Sieper
   Werke GmbH                                  3.5%              4.2%             3.0%
Intervisual Books Inc.                         5.4%              3.7%             2.9%
Hasbro Far East Limited                        5.2%              1.3%             2.1%
                                     ==============   ===============   ==============

      Note:

      * ERTL (Hong Kong) Ltd. ("ERTL") had a minority interest in the Company during the years ended March 31, 1996, 1997 and 1998 (until March 10,
         1998).

26.  OPERATING RISK

a.    Country risk

      The Group's operations are conducted in Hong Kong and the PRC. Accordingly, the Group's business, financial position and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

      Effective from July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC ("a SAR"). As provided in the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Group's management does not believe that the transfer of sovereignty over Hong Kong had an adverse impact on the Company's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

      The Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

b.    Dependence on strategic relationship

      The Group conducts its manufacturing operations through its contractual joint ventures established between the Group and two PRC parties. The deterioration of any or all these strategic relationships may have an adverse effect on the operations of the Group.

c.    Concentration of credit risk

      Concentration of accounts receivable as of March 31, 1997 and 1998 is as follows:


                                          1 9 9 7              1 9 9 8
                                      ----------------     ----------------

Five largest accounts receivable             45%                  46%
                                      ================     ================

      The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.

d.    Dependence on a limited number of suppliers

      The Group purchases raw materials from a limited number of suppliers. Concentration on the Group's suppliers for the years ended March 31, 1996, 1997 and 1998 is as follows:

                                   1 9 9 6            1 9 9 7             1 9 9 8
                                ----------------   ----------------    ---------------

Purchases from five
  largest suppliers                    25%                22%                22%
                                ================   ================    ===============


27.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      a.     Cash paid for interest and income taxes are as follows:


                                    1 9 9 6            1 9 9 7             1 9 9 8
                                ----------------   ----------------    ---------------
                                     $'000              $'000               $'000

Interest                               829               1,218               698
                                ================   ================    ===============

Income taxes                           605                557                938
                                ================   ================    ===============


b.    Supplemental disclosure of investing activities:

      (i) During the year ended March 31, 1996, the Group distributed a dividend in kind of approximately $2,994,000 by distributing a loan receivable from a related company of approximately $1,889,000 and the amount due from that related company of approximately $1,105,000.

      (ii) During the years ended March 31, 1996 and 1997, the Group entered into capital lease arrangements in respect of (i) originally owned assets and obtained cash finance of $776,000 and Nil, respectively, and (ii) newly acquired assets with a capital value of approximately $3,130,000 and $1,451,000, respectively.

28.         OTHER SUPPLEMENTAL INFORMATION

The following items were included in the consolidated statements of operations:


                                                1 9 9 6            1 9 9 7             1 9 9 8
                                       ----------------   ----------------    ----------------
                                                  $'000              $'000               $'000
Depreciation of property,
  machinery and equipment
  -owned assets                                   1,490              1,897               2,725
  -assets held under capital                        400                920                 606
     leases

Provision for/Write-off of
 bad and doubtful trade
 receivables                                          -                543                 938

Provision for/Write-off of
 slow-moving and obsolete
 inventories                                          -                335                 618

Provision for claims                                  -                  -                 388

Interest expenses for
 -bank overdrafts and
    loans                                           691                766                  17
 -revolving credit                                    -                  -                 325
    facility
 -capital lease                                     128                452                 356
    obligations
 -amount due to a                                     7                  -                   -
    director
 -amount due to a related                             3                  -                   -
    company
                                       ----------------   ----------------    ----------------
                                                    829              1,218                 698
Less: amount capitalized as
  property, machinery and
  equipment and
  construction-in-progress                        (206)               (68)                   -
                                       ----------------   ----------------    ----------------
                                                   623              1,150                 698

Operating lease rentals for
 -premises                                        1,554              1,710               1,328
 -machinery and equipment                            11                  9                   1

Repairs and maintenance
 expenses                                           525                682                 516

Net foreign exchange loss                           220                 85                  48

Interest income from

 -bank deposits                                     180                272               1,087
 -amount due from related
    companies                                        68                  -                   -
                                       ================   ================    ================


29.         SUBSEQUENT EVENTS

Subsequent to March 31, 1998, the following major events took place:

a. In April 1998, the Company issued 403,333 shares of common stock, par value HK$0.50 each, for cash consideration of $12.75 per share pursuant to options granted to the underwriters of the public offering that took place in March 1998, and raised net proceeds of approximately $4,834,000.

b. In May 1998, following the public offering of the Company's common stock in March 1998, the Company repaid $16,000,000 of the revolving credit facility using proceeds from the offering (see Note 16).


INTRODUCTION TO UNAUDITED PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma consolidated statement of operations has been prepared to give effect to the acquisition of Hua Yang Holdings Co., Ltd. ("HYHCL"), as if it had occurred on April 1, 1997 for the year ended March 31, 1998.

The unaudited pro forma financial data reflect pro forma adjustments that are based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma consolidated statement of operations is not necessarily indicative either of the results of operations that would have occurred had the acquisition been consummated as of April 1, 1997 or of the results of operations that may be achieved in the future.


                                 ZINDART LIMITED AND SUBSIDIARIES

                     Unaudited Pro Forma Consolidated Statement of Operations
                                for the year ended March 31, 1998

                           (Amounts expressed in United States dollars)


                                                             Pro forma
                                       Consolidated         adjustments        Pro forma
                                      ---------------   -------------------  --------------
                                           $'000               $'000             $'000


Net sales                                    111,534                                111,534
Cost of goods sold                           (77,422)                               (77,422)
                                       --------------                         --------------

        Gross profit                          34,112                                 34,112

Selling, general and
  administrative expenses                    (19,140)           (309)   (a)         (19,449)
Interest income                                1,087            (392)   (b)             695
Interest expenses                               (698)         (1,963)   (b)          (2,661)
Other expenses, net                             (229)                                  (229)
Amortization of goodwill                         (85)           (525)   (c)            (610)
                                       --------------                         --------------
        Income before income
          taxes                               15,047                                  11,858

Provision for income taxes                    (1,419)                                 (1,419)
                                       --------------                         --------------

        Income before
          minority interests                 13,628                                 10,439

Minority interests                           (3,632)            2,901   (d)           (731)
                                       --------------                         --------------

        Net income                            9,996                                  9,708
                                       --------------                         --------------
Earnings per common share
-     Basic                                   $1.41                                  $1.30
                                       ==============                         ==============
-     Diluted                                 $1.40                                  $1.30
                                       --------------                         --------------


                                        Notes to Unaudited
                          Pro Forma Consolidated Statement of Operations

                           (Amounts expressed in United States dollars)


(a) To record amortization of deferred debt costs on a straight-line basis over three years with respect to the revolving credit facility obtained to finance the acquisition of HYHCL.

(b)   To provide for interest expenses that would have been incurred under the revolving credit facility obtained to finance the acquisition of HYHCL, and the reduction of interest income due to utilization of cash for the payment of part of the consideration for the acquisition of HYHCL and the redemption by HYHCL of certain of its outstanding preferred stock prior to the completion of the acquisition of HYHCL by the Company.

(c) To record amortization of goodwill resulting from the acquisition of HYHCL over
      20 years:


                                                                  $'000

Purchase consideration *                                         43,833

Transaction costs related to the acquisition                      1,163
                                                       ----------------

                                                                 44,996

Less: Net tangible assets of HYHCL (excluding
goodwill) after adjustment for the redemption of
certain outstanding preferred stock of HYHCL for                (24,347)
$5.0 million
                                                       ----------------

                                                                 20,649

Ownership of HYHCL not held under common control                  58.02%
                                                       ----------------

Goodwill                                                         11,981
                                                       ----------------

Amortization for a 12 month period                                 599

Less: amortization already recorded in the
  consolidated statements of operations                            (74)
                                                       ----------------

                                                                   525
                                                       ----------------

      *: Includes $35.0 million in cash and 666,667 shares of common stock of the Company issued at a price of $13.25 per share.

(d) To reverse minority interests in the results of HYHCL relating to shareholdings in HYHCL not held under common controls. The remaining balance of the pro forma minority interests represents the Company's minority equity interest in its mould-making subsidiaries.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING DISCLOSURE

      None.

                                  PART III

ITEM 10 - DIRECTORS , EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES

      The following table sets forth certain information with respect to the directors, executive officers and certain key employees of the Company and their ages as of March 31, 1998:


             Name                     Age                      Position
             ----                     ---                      --------
Alexander M. K. Ngan                  47         President, Chief Executive Officer and
                                                 Director
Feather S. Y. Fok                     36         Chief Operating Officer, Chief Financial
                                                 Officer and Director
Karl K. W. Chan                       55         Managing Director-- Hua Yang and Director
Tony D. H. Lai                        56         Vice President of Production
C. W. Ng                              39         Vice President of Quality and Industrial
                                                   Engineering
Leo C.W. Chu                          47         Executive Vice President
George K. D. Sun(3)                   57         Founder and Director
Robert A. Theleen(1)(2)               52         Chairman of the Board
James E. Gilleran(2)                  64         Director
Leo Paul Koulos(1)                    64         Director
Gordon L. M. Seow                     65         Director
George B. Volanakis                   50         Director
Stanley Wang(1)(2)                    55         Director
Victor J. H. P. Yang                  52         Director

(1)   Member of Compensation Committee.
(2)   Member of Audit Committee.
(3) Director will not stand for re-election to the Board at the Company's 1998 Annual General Meeting.

      Alexander M. K. Ngan has served as President and Chief Executive Officer since May 8, 1998 and as a Director since October 1995. Mr. Ngan is a partner of ChinaVest, which he joined in 1993. Mr. Ngan is a director of several privately held ChinaVest portfolio companies. Prior thereto, Mr. Ngan worked for over 20 years in banking and financial consulting in Canada and Hong Kong. Mr. Ngan received a Bachelors of Mathematics degree from the University of Waterloo, Ontario. Mr. Ngan is a representative of ChinaVest on the Board.

      Feather S. Y. Fok has served as a Director since August 1993 and has served as Chief Operating Officer and Chief Financial Officer since 1993. Ms. Fok joined the Company in January 1989. Before joining the Company, Ms. Fok worked in the Audit and Business Advisory division of Arthur Andersen & Co. in Hong Kong. Ms. Fok is a Certified Public Accountant in Hong Kong and an associate member of the Hong Kong Society of Accountants. Ms. Fok is also a member of the Chartered Association of Certified Accountants, United Kingdom. Ms. Fok received a Bachelor's degree in Business Administration from the Chinese University of Hong Kong.

      Karl K. W. Chan joined the Board upon the close of the Offering in March 1998. He has served as Managing Director of Hua Yang (or its predecessor company) since the mid-1970s. After graduating from the Hong Kong Baptist University, Mr. Chan joined his father in the family printing business. Mr. Chan assumed responsibility for the company in the 1970s and in 1995 he sold a majority interest in the business to ChinaVest and Advent. Mr. Chan focuses on developing new products and initiating and maintaining core customer relations.

      Tony D. H. Lai has served as a Vice President of Production since October 1994 and is responsible for Zindart's production in the PRC. Mr. Lai served as Director of the Company from October 1994 until his resignation from the Board on May 16, 1997. Mr. Lai graduated from Shanghai Education University. He joined the Company in 1989.

      C. W. Ng joined the Company in May 1997 as Vice President of Production, and has served as Vice President of Quality and Industrial Engineering since January 1998. Prior to joining the Company, Mr. Ng worked for seven years at Mattel(R). Mr. Ng has 14 years of production experience. Mr. Ng received a B.S. degree in Industrial Engineering from the University of Hong Kong in 1982 and an M.B.A. from Andrew University.

      Leo C. W. Chu joined Hua Yang in June 1997 as Executive Vice President. Mr. Chu has over 25 years of working experience in the printing industry. Mr. Chu focuses on marketing and maintaining core customer relations.

      George K. D. Sun founded Zindart in 1978 and served as a Director and Chief Executive Officer from 1978 to 1994. In 1994, Mr. Sun took a sabbatical to pursue philanthropic activities. Mr. Sun returned to the Company in 1996 as a Director and Chief Executive Officer and retired as Chief Executive Officer effective May 8, 1998. Mr. Sun had previously transferred to the Company's current executive team responsibility for managing all of the Company's day-to-day operations. Mr. Sun continues to act as a consultant to the Company.

      Robert A. Theleen serves as Chairman of the Board of the Company and is the founder and Chairman of ChinaVest. Mr. Theleen joined the Board of Directors in January 1997. Mr. Theleen is a director of several ChinaVest portfolio companies. Mr. Theleen is a founding member of the executive committee of the Hong Kong-Taipei Business Cooperation Committee of the Hong Kong General Chamber of Commerce. Mr. Theleen received a B.A. degree from Duquesne University and an M.B.A. from the American School of International Management.

      James E. Gilleran joined the Board in March 1997. Mr. Gilleran has served as Chairman of the Board and Chief Executive Officer of Bank of San Francisco and its holding company since 1994. Prior thereto, Mr. Gilleran served as Superintendent of Banks of the California State Banking Department. In addition, Mr. Gilleran serves as a director of The Fritz Companies, Cooper Development Company and Secor International, Inc. Mr. Gilleran received a B.B.A. degree from Pace University.

      Leo Paul Koulos joined the Board in March 1997. Mr. Koulos is President and Chief Executive Officer of National Coupon Redemption Service, Inc., a national clearinghouse for manufacturers' cents-off coupons. Mr. Koulos is also Chairman and Chief Executive Officer of Coupon Processing Associates, Inc. and of its Mexican affiliate, Enlace Vital, S.A. de C.V. Mr. Koulos received a B.A. degree from the University of San Francisco.

      Gordon L. M. Seow joined the Board upon the close of the Offering in March 1998. He is a barrister-at-law from Lincoln's Inn, United Kingdom. Mr. Seow was a director of Shell Eastern Petroleum (Pte) Ltd., Singapore and retired from the company in 1987 after 30 years of service. He then joined the Ministry of Foreign Affairs in 1988 and served as Singapore's Commissioner to Hong Kong from 1988 to 1994 and subsequently retired. Mr. Seow is currently a director of several companies in Singapore, including Hotel Properties Ltd, Kim Eng Holdings Ltd and Pacific Century Regional Developments Ltd. He is a member of the advisory board of ChinaVest IV-B.

      George B. Volanakis has served as a Director since November 1992. Mr. Volanakis joined Ertl in 1988 and served as President and Chief Executive Officer of Ertl from 1993 until his resignation on February 27, 1998. Prior to joining Ertl, Mr. Volanakis was Senior Vice President of Marketing for Mattel Inc. Mr. Volanakis has served as President of Matchbox Toys U.S.A., Ltd. and as President and Chief Operating Officer of Playskool Inc., a subsidiary division of Milton Bradley Company, Inc. Mr. Volanakis is a former Chairman of the Toy Manufacturing Association in the United States. Mr. Volanakis received a B.A. degree from Union College.

      Stanley Wang joined the Board in March 1997. Mr. Wang is President and Chief Executive Officer of PanTronix Corporation, which provides manufacturing services for semiconductor components, subsystems and modules. Mr. Wang received a business degree from the National Taiwan University and an M.B.A. degree from Temple University.

      Victor J. H. P. Yang joined the Board upon the close of the Offering in March 1998. He is a founding partner of and has practiced for over 20 years with the Canadian law firm Boughton Peterson Yang Anderson, Solicitors and resides currently in the firm's Hong Kong office. He is also a consultant with Alan Lam and Norris Yang, Solicitors. Mr. Yang has served on the Board of Directors of various publicly listed companies in Canada, Singapore and Hong Kong.

ITEM 11 - EXECUTIVE COMPENSATION.

      The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the 1998 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the 1998 Proxy Statement.

ITEM 13 - CERTAIN TRANSACTIONS.

      The information required by this item is incorporated by reference from the section captioned "Certain Transactions" contained in the 1998 Proxy Statement.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

(a)FINANCIAL STATEMENTS.

      The consolidated financial statements and related notes, together with the report thereon of Arthur Andersen & Co. certified public accountants in Hong Kong.

(b)   REPORTS ON FORM 8-K.

      Not applicable.

(c)   EXHIBITS.

2.1(3)       Exchange Agreement among Zindart Limited, Hua Yang
             Holdings Co., Ltd., Hua Yang Printing Holdings Co.,
             Limited, the shareholders of Hua Yang Holdings Co.,
             Ltd. and certain beneficial owners of such shareholders.

3.1(1)       Amended and Restated Memorandum of Association of the
             Company.

3.2(3)       Amended and Restated Articles of Association of the
             Company.

4.1(1)       Deposit Agreement by and among Zindart Limited, The Bank of
             New York and Owners and Holders of American Depositary Receipts, dated as of December __, 1996.

4.2(2)       1997 Equity Incentive Plan of the Company.

10.1(a)(1)   Sino-Foreign Co-Operation Contract, Zindart Toys (Dongguan)
             Company Limited, between Dongguan Hengli Trading General
             Company and Zindart Industrial Company Limited, dated September
             8, 1994.

10.1(b)(1)   Sino-Foreign Co-Operation Contract, Zindart Toys (Dongguan)
             Company Limited, Supplemental Contract, between Dongguan
             Hengli Trading General Company and Zindart Industrial Company
             Limited, dated December 5, 1995.

10.1(c)(1)   Land Use Certificate for State-Owned Land, Dongguan Government
             State-Owned (1993) No. 49.

10.1(d)(1)   Land Use Certificate for State-Owned Land, Dongguan Government
             State-Owned (1994) No. 664.

10.1(e)(1)   Land Use Certificate for State-Owned Land, Dongguan Government
             State-Owned (1994) No. 665.

10.1(f)(1)   Land Use Certificate for State-Owned Land, Dongguan Government
             State-Owned (1994) No. 666.

10.2(3) Processing Agreement between Zindart Limited and Dongguan Hengli Industry Development Company, dated August 18, 1997.

10.3(3) Sino-Foreign Cooperation Contract between Shenzhen City Boan District Xixian Town Gushu Economic Development Company
             Limited and Hua Yang Printing Holdings Co. Limited, dated May 28, 1995.

10.4(3) Standard Chartered Bank, Banking Facilities, dated May 12 and October 4, 1997.

10.5(3)      Hong Kong Bank, Banking Facilities, dated January 22, 1997

10.6(1)      Agreement Regarding Future Share Distributions between Van
             Kasper & Company, Zindart Limited and Zindart Pte. Limited, dated January 31, 1997.

10.7(3) Form of First Amendment to Agreement Regarding Future Share Distributions among Van Kasper & Company,
             Zindart Limited, ZIC Holdings Limited, Ertl (Hong
             Kong) Limited and Longvest Management Limited.

10.8(3)      Form of Service Agreement.

10.9(3)      Form of Sales Restriction Agreement.

10.10(3)     Revolving Credit Facility Agreement among Zindart Limited,
             Credit Suisse First Boston Hong Kong Branch, Credit Suisse First Boston Singapore Branch, Credit Suisse First Boston Labuan
             Branch and Standard Chartered Bank, dated as of February 9, 1998.

10.11(3) Termination Agreement regarding the Zhong Xin factory between the Company and the Guangzhou Light Industry
             Holdings Toys Import and Export Company, effective
             December 31, 1997.

10.12(3) Termination Agreement regarding the Xin Xing factory between the Company and the Guangzhou Xinjiap Huangpu Economic Development Company, dated May 7, 1997.

10.13(3) Agreement of Utilization of Factory, Warehouse and Dormitory, dated January 24, 1995.

10.14(3)     Tenancy Agreement for the Nan Yang factory between Bo An Area
             Xi Heung Zhen Goo Yung Cheun Committee and Hua Yang, dated April 1, 1997.

10.15(3)     Tenancy Agreement for Dong Sand Factory, dated December 22,
             1995.

10.16(3) Tenancy Agreement of Dormitory between Goo Yung Economics Development Co. and Hua Yang, dated August 1997.

10.17(3) Management Agreement between the Company and Karl K. W. Chan, dated January 31, 1998.

17.1         Letter of resignation as director from George K.D. Sun.

21.1(3)      Subsidiaries of the Registrant.

23.1         Consent of Arthur Andersen & Co., independent auditors.

(d)   FINANCIAL STATEMENT SCHEDULES

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(1) Incorporated by reference to the Registrant's Registration Statement on Form F-1, as amended (File No. 333-17973).

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-7786).

(3) Incorporated by reference to the Registrant's Registration Statement on Form F-1, as amended (File No. 333-08134).


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of June, 1998.

                            ZINDART LIMITED


                             By:/s/ Alexander M.K. Ngan
                                  Alexander M.K. Ngan
                                  Chief Executive Officer



                             By:/s/ Feather S.Y. Fok
                                  Feather S.Y. Fok
                                  Chief Financial Officer
                                  and Chief Operating Officer


      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below, with the exception of Alexander M.K. Ngan and Feather S.Y. Fok, constitutes and appoints Alexander M.K. Ngan and Feather S.Y. Fok, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection herewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ Alexander M.K. Ngan                  Date: June 30, 1998
   ___________________________                   _______________
   Alexander M.K. Ngan
   President, Chief Executive Officer
     and Director


By:/s/ Feather S.Y. Fok                     Date: June 30, 1998
   ____________________________                   _____________
     Feather S.Y. Fok
     Chief Operating Officer,
       Chief Financial
     Officer and Director


By:/s/ Karl K.W. Chan                       Date: June 30, 1998
   ___________________________                   _______________
     Karl K.W. Chan
     Managing Director- Hua Yang
     and Director


By:/s/ George K.D. Sun                      Date: June 30, 1998
   ___________________________                    ______________
    George K.D. Sun
    Founder and Director


By:/s/ Robert A. Theleen                    Date: June 26, 1998
   ____________________________                   ______________
   Robert A. Theleen
   Chairman of the Board


By: /s/ James E. Gilleran                   Date: June 30, 1998
    ______________________                        _______________
     James E. Gilleran
     Director


By: /s/ Leo Paul Koulos                     Date: June 29, 1998
    ____________________                          _______________
     Leo Paul Koulos
     Director



By:/s/ Gordon L.M. Seow                     Date: June 29, 1998
   _________________________                      _____________
     Gordon L.M. Seow
     Director


By:___________________________              Date:_______________
     George B. Volanakis
     Director


By:____________________________             Date:_______________
     Stanley Wang
     Director


By:/s/ Victor J.H.P. Yang                   Date: June 30, 1998
   ___________________________                    _______________
     Victor J.H.P. Yang
     Director