Form 10-Q
period 1998-06-30
ZINDART LTD
filed 1998-08-14
CIK 1028637

                 United States Securities & Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended June 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to _______________

                        Commission file number 000-22161

                                 Zindart Limited
                            (A Hong Kong Corporation)


                I.R.S. Employer Identification #: Not Applicable

                             Flat C&D, 25/F Block 1
                           Tai Ping Industrial Centre
                            57 Ting Kok Road, Tai Po
                                 N.T., Hong Kong
                                011-852-2665-6992

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

         The number of shares of common stock outstanding as of July 15, 1998 was 8,813,625 (including the assumed issuance of 666,667 shares of common stock reserved for future issuance pursuant to the acquisition of Hua Yang Holdings Co., Ltd.).

                                                          Exhibit Index Page 11

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                   3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                      7
         CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION                                                      9

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                       9

SIGNATURE PAGE                                                                 10

EXHIBIT INDEX                                                                  11

                            REPORTS TO SHAREHOLDERS

         The Company is publishing this report on Form 10-Q in order to provide additional information to the Company's shareholders. However, the Company, as a foreign private issuer, is not required to publish these reports on these forms and may discontinue doing so at any time without prior notice. Moreover, as a foreign private issuer, the Company is and will remain exempt from Section 14(a), 14(b), 14(c) and 14(f) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company's officers, directors and principal shareholders are and will remain exempt from the reporting and "short-swing" profit recovery provisions contained in Section 16 of the Exchange Act, until such time as the Company ceases to be a foreign private issuer.


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The unaudited consolidated statements of operations for the first quarter ended June 30, 1997 were prepared on both a restated basis and pro forma basis as described in Notes (1) and (2) below. The Company believes that the pro forma data may better present the Company's historical performance because it gives retroactive effect to, among other things, the interest expense and amortization of goodwill resulting from the acquisition referred to in Notes (1) and (2) below. However, neither the pro forma data nor the restated data are necessarily indicative of the results that would have been achieved had the acquisition been effected on the dates indicated. The audited consolidated balance sheet as of March 31, 1998, the unaudited consolidated statement of operations for the first quarter ended June 30, 1998, the unaudited consolidated balance sheet as of June 30, 1998 and the unaudited consolidated statements of cash flows for the first quarter ended June 30, 1998 were prepared on an actual basis.

                      Consolidated Statement of Operations
                                  (Unaudited)
        (in thousands of United States dollars, except per share amounts)

                                                                                  (Pro forma) (1)     (Restated) (2)
                                                               Three Months       Three Months       Three Months
                                                              Ended June 30,     Ended June 30,      Ended June 30,
                                                                   1998               1997               1997
                                                                 --------           --------           --------
Net sales                                                        $ 29,367           $ 25,966           $ 25,966
Cost of sales                                                     (20,227)           (18,013)           (18,013)
                                                                 --------           --------           --------
Gross profit                                                        9,140              7,953              7,953
Selling, general and administrative expenses                       (5,002)            (4,366)            (4,290)
Other income (expense), net                                          (135)              (995)               180
Amortization of goodwill                                             (150)              (154)                (2)
                                                                 --------           --------           --------
Income before income taxes                                          3,853              2,438              3,841
Provision for income taxes                                           (314)              (351)              (351)
                                                                 --------           --------           --------
Income before minority interests                                    3,539              2,087              3,490
Minority interests                                                   (453)               (59)              (830)
                                                                 --------           --------           --------
Net income                                                       $  3,086           $  2,028           $  2,660
                                                                 ========           ========           ========
Basic earnings per share                                         $   0.35           $   0.28           $   0.38
                                                                 ========           ========           ========
Weighted average number of shares outstanding - Basic               8,772              7,369              6,983
                                                                 ========           ========           ========
Diluted earnings per share                                       $   0.35           $   0.27           $   0.38
                                                                 ========           ========           ========
Weighted average number of shares outstanding - Diluted             8,839              7,379              6,992
                                                                 ========           ========           ========

(1) Pro Forma Basis. The pro forma data give effect to the acquisition of Hua Yang Holdings Co., Ltd. ("Hua Yang") as if it had occurred on April 1, 1997 for the three months ended June 30, 1997. The pro forma financial data set forth above reflect pro forma adjustments that are based upon available information and certain assumptions that the Company believes are reasonable. Further details regarding the pro forma basis are contained in the Company's Registration Statement on Form F-1, as amended (Registration Number 333-1834) (the "Registration Statement"). Pro forma adjustments are comprised primarily of (i) an increase in interest expense arising from borrowings to finance the acquisition and the reduction of interest income due to utilization of cash for the payment of part of the consideration of the acquisition of Hua Yang and the redemption by Hua Yang of certain of its outstanding preferred stock prior to the acquisition; (ii) an increase in goodwill amortization resulting from the acquisition; (iii) a reversal of the minority interests in the results of Hua Yang relating to shareholdings in Hua Yang not held under common control; and (iv) amortization of underwriting and management fees with respect to the borrowings to finance the acquisition.

(2) Restated Basis. The restated financial information is presented after inclusion of the operating results of Hua Yang to give retroactive effect to the acquisition of Hua Yang as a reorganization of companies under common control, similar to a pooling of interests, for all periods presented. Under such presentation, net income is reduced through the minority interests for the portion of shareholdings in Hua Yang not held under common control. Further details regarding the restated basis are contained in the Registration Statement.



                           Consolidated Balance Sheets
                     (in thousands of United States dollars)


                                                                              As of June 30,     As of March 31,
                                                                                  1998                1998
                                                                                ---------           ---------
                                                                               (Unaudited)
Assets

Current assets:
Cash and bank deposits                                                          $   9,981           $  22,373
Accounts receivable, net                                                           30,813              24,700
Deposits and prepayments                                                            1,856               1,897
Inventories, net                                                                   11,221              13,950
                                                                                ---------           ---------
        Total current assets                                                       53,871              62,920

Property, machinery, equipment, net                                                29,825              29,177
Construction-in-progress                                                               --                 403
Long-term investment                                                                  179                 179
Goodwill, net                                                                      11,811              11,963
Deferred expenditures                                                               1,091               1,185
                                                                                ---------           ---------
        Total assets                                                            $  96,777           $ 105,827
                                                                                =========           =========

Liabilities, minority interests and shareholders' equity

Current liabilities:
Accounts payable                                                                $   6,423           $   6,362
Receipts in advance                                                                 2,304               3,278
Accrued liabilities                                                                12,226              12,670
Taxation payable                                                                      445                 364
                                                                                ---------           ---------
        Total current liabilities                                                  21,398              22,674

Revolving credit facility                                                          14,000              30,000
Deferred taxation                                                                     910                 910
                                                                                ---------           ---------
        Total liabilities                                                          36,308              53,584
                                                                                ---------           ---------


                                                                              As of June 30,     As of March 31,
                                                                                  1998                1998
                                                                                ---------           ---------
                                                                               (Unaudited)

Minority interests                                                                  1,866               1,416
                                                                                ---------           ---------

Shareholders' equity:
Common stock                                                                          526                 500
Common stock reserved and to be issued                                                 43                  43
Additional paid-in capital                                                         38,401              33,593
Reorganization adjustment                                                          (8,180)             (8,180)
Retained earnings                                                                  27,943              24,857
Cumulative translation adjustments                                                   (130)                 14
                                                                                ---------           ---------
        Total shareholders' equity                                                 58,603              50,827
                                                                                ---------           ---------
        Total liabilities, minority interests and shareholders' equity          $  96,777           $ 105,827
                                                                                =========           =========


                      Consolidated Statements of Cash Flows
                     (in thousands of United States dollars)
                                  (Unaudited)

                                                                      For the Three Months Ended
                                                                               June 30,
                                                                        1998               1997
                                                                        ----               ----
Cash Flows from Operating Activities:

Net income                                                              3,086             2,660
Adjustments to reconcile net income to net cash
provided by operating activities:
   Amortization of goodwill                                               150                 2
   Depreciation of property, machinery and equipment                    1,021             1,032
   Minority interests                                                     450               862
   Amortization of deferred expenditures                                   94                --
(Increase) Decrease in operating assets:
   Accounts receivable, net                                            (6,113)           (2,596)
   Bills receivable                                                        --              (466)
   Due from related companies                                              --               166
   Deposits and prepayments                                                41            (1,110)
   Inventories, net                                                     2,729            (1,566)
Increase (Decrease) in operating liabilities:
   Accounts payable                                                        61             1,608
   Receipts in advance                                                   (974)              382
   Accrued liabilities                                                   (444)            2,593
   Taxation payable                                                        81               220

                                                                      -------           -------
   Net cash provided by operating activities                              182             3,787
                                                                      -------           -------

                                                                      For the Three Months Ended
                                                                               June 30,
                                                                        1998               1997
                                                                        ----               ----

Cash Flows from Investing Activities:

   Acquisition of property, machinery and equipment                    (1,264)             (992)
   Additions of construction-in-progress                                   --            (2,738)
   Effect of reorganization adjustment                                     --                24
                                                                      -------           -------
   Net cash used in investing activities                               (1,264)           (3,706)
                                                                      -------           -------

Cash Flows from Financing Activities:

   Net proceeds from issuance of common stock                           4,834             1,942
   Repayment of short-term bank loans                                      --            (2,108)
   Repayment of long-term bank loans                                       --              (305)
   Repayment of revolving credit facility                             (16,000)               --
   Repayment of capital element of capital lease obligations               --              (305)
                                                                     --------          --------
   Net cash used in financing activities                              (11,166)             (776)
                                                                     --------          --------

   Effect of cumulative translation adjustments                          (144)               --
                                                                     --------          --------

Net decrease in cash and bank deposits                                (12,392)             (695)

Cash and bank deposits, as of the beginning of the period              22,373            21,286
                                                                     --------          --------

Cash and bank deposits, as of the end of the period                     9,981            20,591
                                                                     ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion relates to the statement of operations data of the Company for the three months ended June 30, 1998 and for the same period during the prior year. The consolidated statement of operations for the three months ended June 30, 1998 discussed below were prepared on an actual basis and the consolidated statement of operations for the three months ended June 30, 1997 discussed below were prepared on a pro forma basis. The pro forma data give effect to the acquisition of Hua Yang for the three months ended June 30, 1997 as if it had occurred on April 1, 1997. The pro forma financial data reflect pro forma adjustments that are based upon available information and certain assumptions that the Company believes are reasonable. Further details regarding the pro forma basis are contained in the Registration Statement. The Company believes that the pro forma data may better present the Company's historical performance than the restated data set forth in "Item 1 - Financial Statements" above because they give retroactive effect to, among other things, the interest expense and amortization of goodwill resulting from the acquisition of Hua Yang.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, the Company's dependence on major customers and on parties located in the People's Republic of China, changes in market demand for the Company's products, economic factors that include the international financial situation in Asia, the Company's reliance on key personnel and those other factors discussed in the section titled "Risk Factors" and elsewhere in the Company's Form 10-K, as amended, for the fiscal year ended March 31, 1998, as well as those discussed elsewhere in this Form 10-Q. The Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

Results of Operations

         The table below sets forth certain statement of operations data as a percentage of net sales for the three months ended June 30, 1998 and 1997.

                                                      For the Three Months Ended
                                                               June 30,
                                                     1998                  1997
                                                    ------                ------
Net sales                                           100.0%                100.0%
Gross profit                                         31.1%                 30.6%
Selling, general and administrative
     expenses                                        17.0%                 16.8%
Operating income                                     14.1%                 13.8%
Other expense, net                                    0.5%                  3.8%
Amortization of goodwill                              0.5%                  0.6%
Income before income taxes                           13.1%                  9.4%
Provision for income taxes                            1.1%                  1.4%
Minority interests                                    1.5%                  0.2%
Net income                                           10.5%                  7.8%


         Net sales. Net sales for the three months ended June 30, 1998 were $29.4 million, an increase of $3.4 million, or 13.1%, from the same period in 1997. The increase primarily was due to the increase in sales of die-cast collectibles to Mattel.

         Gross Profit. Gross profit was $9.1 million for the three months ended June 30, 1998, an increase of $1.2 million, or 14.9%, from the same period in 1997. Gross margin was 31.1% for the three months ended June 30, 1998 as compared to 30.6% for the same period in 1997. This margin growth was resulted from improved cost control and reduced subcontracting activities during the three months ended June 30, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.0 million for the three months ended June 30, 1998, an increase of $0.6 million, or 14.6%, from the same period in 1997. This increase resulted from additional selling expenses and personnel costs associated with supporting the growth of the Company's business.

         Other income (expenses), net. Other expenses were $0.1 million for the three months ended June 30, 1998, a decrease of $0.9 million, or 86.4%, from the same period in 1997. This decrease resulted from (1) lower interest expense due to loan repayments during the three months ended June 30, 1998 and (2) $504,000 transaction costs associated with the acquisition of Hua Yang expensed during the three months ended June 30, 1997.

         Net income. As a result of the factors discussed above, net income was $3.1 million for the three months ended June 30, 1998, an increase of $1.1 million, or 52.2%, from the same period in 1997.

Liquidity and Capital Resources

         During the three months ended June 30, 1998, Zindart financed its operations through cash from operations. Cash and cash equivalents and total indebtedness were $10.0 million and $14.0 million, respectively, at June 30, 1998. Cash generated from operating activities was $182,000 for the three months ended June 30, 1998. Cash used by investing activities was $1.3 million, primarily as a result of (1) increased capital expenditure for Phase III of the Company's Dongguan facility and (2) acquisition of property, machinery and equipment.

         During the three months ended June 30, 1998, Zindart repaid $16.0 million of its revolving credit facility from Credit Suisse First Boston. As of June 30, 1998, the outstanding amount for such indebtedness was $14.0 million. The Company repaid approximately $6.0 million of such indebtedness in August 1998 and currently has approximately $22.0 million available for borrowing under this credit facility.

         Zindart has revolving lines of credit with two banks: Standard Chartered Bank and The Hong Kong and Shanghai Corporation Limited. As of June 30, 1998, the Company had banking facilities with these banks of up to $16.9 million. In May 1998, Zindart renegotiated these banking facilities. As a result, these banks have released all loan covenants, mortgages over properties and pledges on inventory and accounts receivable.

         Consistent with industry practices, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances, internally generated cash flow and loans. The Company's accounts receivable balance at June 30, 1998 was $30.8 million.

         The Company's capital expenditures for the three months ended June 30, 1998 were $1.3 million. Phase III of Dongguan facility is now under construction and expected to be completed in December 1998.

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

Year 2000 Compliance

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

         Such Year 2000 problems may affect the Company's production, distribution, financial, administrative and communication operations. The Company has established an internal committee to evaluate any Year 2000 problems that may affect the Company's business. In addition, the Company's internal information systems experts are examining Year 2000 readiness from pertinent aspects of the Company's business, including customer order-taking, manufacturing, raw materials supply and plant process equipment. Outside companies such as vendors, major customers, service suppliers, communications providers and banks are being asked to verify their Year 2000 readiness and testing such systems where appropriate.

         External and internal costs specifically associated with modifying internal-use software for Year 2000 compliance are expensed as incurred. To this point, those costs have not been material. Such costs would not include normal system upgrades and replacements. Based on our current plans and efforts to date, management expects that there will be no material adverse effect on the Company's operations as a result of Year 2000 issues. The Company cannot guarantee, however, that all problems will be foreseen and corrected, or that material disruption of the Company's business will not occur.

PART II  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Shareholders who hold at least five percent of the total number of the Company's outstanding Ordinary Shares, or a group of at least 100 shareholders who hold such Ordinary Shares on which there has been paid an average of at least HK$2,000 per shareholder, may submit a proposal to be presented at the Company's 1999 Annual General Meeting of Shareholders. Such proposals must be deposited at the Company's registered office at least six weeks prior to the Company's 1999 Annual General Meeting of Shareholders, which the Company anticipates will take place in September 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       EXHIBITS:

         10.1 Consultancy Agreement between Alexander Ngan and Wealthy Holdings Limited (a subsidiary of the Company) dated as of August 10, 1998.

         10.2 Employment Agreement between the Company and Alexander Ngan dated as of August 10, 1998.


         27.1     Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ZINDART LIMITED



                                             /s/Feather Fok
                                            ------------------------------------
Dated:  August 14, 1998                      By: Feather Fok
                                                Chief Financial Officer and
                                                Chief Operating Officer

                                  EXHIBIT INDEX


10.1     Consultancy Agreement between Alexander Ngan and Wealthy Holdings
         Limited (a subsidiary of the Company) dated as of August 10, 1998.

10.2 Employment Agreement between the Company and Alexander Ngan dated as of August 10, 1998.

27.1     Financial Data Schedule