Form 10-Q
period 1998-09-30
ZINDART LTD
filed 1998-11-13
CIK 1028637

                 United States Securities & Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended September 30, 1998


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


                                 Yes   X     No
                                     ------     ------

         The number of shares of common stock outstanding as of September 30, 1998 was 8,813,625 (including the assumed issuance of 666,667 shares of common stock reserved for future issuance pursuant to the acquisition of Hua Yang Holdings Co., Ltd.).

TABLE OF CONTENTS

                                                                           Page
PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS                                        3

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           6
                  CONDITION AND RESULTS OF OPERATIONS

PART II           OTHER INFORMATION

ITEM 5            OTHER INFORMATION                                          10

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K                           10

SIGNATURE PAGE                                                               11

                             REPORTS TO SHAREHOLDERS

              The Company is publishing this report on Form 10-Q in order to provide additional information to the Company's shareholders. However, the Company, as a foreign private issuer, is not required to publish these reports on these forms and may discontinue doing so at any time without prior notice. Moreover, as a foreign private issuer, the Company is and will remain exempt from Section 14(a), 14(b), 14(c) and 14(f) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company's officers, directors and principal shareholders are and will remain exempt from the reporting and "short-swing" profit recovery provisions contained in Section 16 of the Exchange Act until such time as the Company ceases to be a foreign private issuer.


PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              The unaudited consolidated statements of operations for the period ended September 30, 1997 were prepared on both a restated basis and pro forma basis as described in Notes (1) and (2) below. The Company believes that the pro forma data may better present the Company's historical performance because it gives retroactive effect to, among other things, the interest expense and amortization of goodwill resulting from the acquisition referred to in Notes (1) and (2) below. However, neither the pro forma data nor the restated data are necessarily indicative of the results that would have been achieved had the acquisition been effected on the dates indicated. The unaudited consolidated statements of operations for the three months and six months ended September 30, 1998, the audited consolidated balance sheet as of March 31, 1998 and the unaudited consolidated balance sheet as of September 30, 1998 were actual.


                      Consolidated Statements of Operations
                                   (Unaudited)
        (in thousands of United States dollars, except per share amounts)



                                                 Unaudited             Pro Forma Basis (1)        Restated Basis (2)
                                          ------------------------   -----------------------   ------------------------
                                          Three Months  Six Months   Three Months Six Months   Three Months  Six Months
                                             Ended        Ended         Ended        Ended         Ended       Ended
                                               September 30,              September 30,              September 30,
                                              1998        1998          1997        1997          1997         1997
                                              ----        ----          ----        ----          ----         ----

Net Sales                                 $    35,442  $   64,809   $    32,825   $   58,791   $     2,825  $   58,791
Cost of sales                                 (24,620)    (44,847)      (22,621)     (40,634)      (22,621)    (40,634)
                                          ------------------------   -----------------------   ------------------------
Gross profit                                   10,822      19,962        10,204       18,157        10,204      18,157
Selling, general and administrative            (5,406)    (10,408)       (5,114)      (9,480)       (5,038)     (9,328)
expenses
Other income (expenses), net                      (14)       (149)         (488)      (1,483)           191         370
Amortization of goodwill                         (211)       (361)         (154)        (308)           (2)         (4)
                                          ------------------------   -----------------------   ------------------------
Income before income taxes                      5,191       9,044         4,448        6,886         5,355       9,195
Provision for income taxes                       (511)       (825)         (476)        (827)         (476)       (827)
                                          ------------------------   -----------------------   ------------------------
Income before minority interests                4,680       8,219         3,972        6,059         4,879       8,368
Minority interests                               (139)       (592)         (213)        (272)       (1,615)     (2,445)
                                          ========================   =======================   ========================
Net income                                $     4,541   $   7,627    $    3,759    $   5,787   $     3,264   $   5,923
                                          ========================   =======================   ========================

Basic earnings per share                  $      0.52   $    0.87    $     0.51    $    0.78   $      0.47   $    0.85
Weighted avg. no. of shares outstanding -       8,813       8,793         7,392        7,381         7,005       6,994
Basic

Diluted earnings per share                $      0.51   $    0.86    $     0.51    $    0.78   $      0.46   $    0.84
Weighted avg. no. of shares outstanding -       8,833       8,836         7,427        7,403         7,041       7,016
Diluted

(1)  Pro Forma Basis.
     The pro forma data give effect to the acquisition of Hua Yang Holdings Co., Ltd. ("Hua Yang") as if it had occurred on April 1, 1997 for the three months and six months ended September 30, 1997. The pro forma financial data set forth above reflect pro forma adjustments that are based upon available information and certain assumptions that the Company believes are reasonable. Further details regarding the pro forma basis are contained in the Company's Form 10-K for the fiscal year ended March 31, 1998. Pro forma adjustments are comprised primarily of (i) an increase in interest expense arising from borrowings to finance the acquisition and the reduction of interest income due to utilization of cash for the payment of part of the consideration of the acquisition of Hua Yang and the redemption by Hua Yang of certain of its outstanding preferred stock prior to the acquisition;
     (ii) an increase in goodwill amortization resulting from the acquisition;
     (iii) a reversal of the minority interests in the results of Hua Yang relating to shareholdings in Hua Yang not held under common control; and
     (iv) amortization of underwriting and management fees with respect to the borrowings to finance the acquisition.

(2)  Restated Basis.
     The restated financial information is presented after inclusion of the operating results of Hua Yang to give retroactive effect to the acquisition of Hua Yang as a reorganization of companies under common control, similar to a pooling of interests, for all periods presented. Under such presentation, net income is reduced through the minority interests for the portion of shareholdings in Hua Yang not held under common control. Further details regarding the restated basis are contained in the Company's Form 10-K for the fiscal year ended March 31, 1998.

                         Consolidated Balance Sheets
                     (in thousands of United States dollars)


                                                                       AS OF 9/30/98       AS OF 3/31/98
                                                                    ------------------   ------------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
Cash and bank deposits                                                        $10,095              $22,373
Accounts receivable, net                                                       33,201               24,700
Deposits and prepayments                                                        1,589                1,897
Inventories, net                                                                9,678               13,950
                                                                    ------------------   ------------------
    Total current assets                                                       54,563               62,920
Property, machinery and equipment, net                                         30,161               29,177
Construction-in-progress                                                          576                  403
Long-term investment                                                               --                  179
Goodwill, net                                                                  12,293               11,963
Deferred expenditures                                                           1,000                1,185
                                                                    ==================   ==================
    Total assets                                                              $98,593             $105,827
                                                                    ==================   ==================

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                               $9,087               $6,362
Receipts in advance                                                             2,171                3,278
Accrued liabilities                                                            13,336               12,670
Taxation payable                                                                  920                  364
                                                                    ------------------   ------------------
    Total current liabilities                                                  25,514               22,674
Revolving credit facility                                                       8,000               30,000
Deferred taxation                                                                 909                  910
                                                                    ------------------   ------------------
    Total liabilities                                                          34,423               53,584
                                                                    ------------------   ------------------

Minority interests                                                                932                1,416
                                                                    ------------------   ------------------

Shareholders' equity:
Common stock                                                                      527                  500
Common stock reserved and to be issued                                             43                   43
Additional paid-in capital                                                     38,497               33,593
Reorganization adjustment                                                     (8,180)              (8,180)
Retained earnings                                                              32,484               24,857
Cumulative translation adjustments                                              (133)                   14
                                                                    ------------------   ------------------
    Total shareholders' equity                                                 63,238               50,827
                                                                    ==================   ==================
    Total liabilities, minority interests and shareholders' equity            $98,593             $105,827
                                                                    ==================   ==================


X

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                     (in thousands of United States dollars)

                                                                         For the Three Months        For the Six Months
                                                                          Ended September 30,       Ended September 30,
                                                                           1998        1997          1998         1997
                                                                           ----        ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  4,541       3,264         7,627        5,923
Adjustments to reconcile net income to net cash provided by (used
in) operating activities -
   Amortization of goodwill                                                   211           2           361            4
   Amortization of deferred expenditures                                       91          --           185           --
   Depreciation of property, machinery and equipment                        1,062         583         2,084        1,615
   Net (gain) loss on disposals of property, machinery and                    (23)          5           (23)           5
      equipment
   Minority interests                                                         139       1,615           592        2,445
(Increase) Decrease in operating assets:
   Accounts receivable, net                                                (1,973)    (10,835)       (8,086)     (13,431)
   Bills receivable                                                            --        (448)           --         (914)
   Deposits and prepayments                                                   270         (87)          311       (1,197)
   Inventories, net                                                         1,543       1,228         4,272         (338)
Increase (Decrease) in operating liabilities:
   Accounts payable                                                         1,429         204         1,490        1,812
   Receipts in advance                                                       (254)        728        (1,228)       1,110
   Accrued liabilities                                                        868       1,801           424        4,394
   Taxation payable                                                           475         479           556          699
    Deferred taxation                                                          (1)         --            (1)          --
                                                                      ------------------------  -------------------------
Net cash provided by (used in) operating activities                         8,378      (1,461)        8,564        2,127
                                                                      ------------------------  -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash outflow from increase in shareholdings of subsidiaries           (575)         --          (575)          --
   Acquisition of property, machinery and equipment                        (1,267)       (905)       (2,534)      (1,894)
   Additions of construction-in-progress                                     (576)     (1,750)         (576)      (4,488)
   Proceeds from disposals of property, machinery and equipment                28          --            28           --
   Effect of reorganizations adjustment                                        --          --            --           23
                                                                      ------------------------  -------------------------
Net cash used in investing activities                                      (2,390)     (2,655)       (3,657)      (6,359)
                                                                      ------------------------  -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                  97          --         4,931        1,942
   Decrease in bank overdrafts                                                 --          --            --       (2,075)
   Decrease in import trust receipt bank loans                                 --        (326)           --         (359)
   Repayment of long-term bank loans                                           --          --            --         (305)
   Repayment of revolving credit facility                                  (6,000)         --       (22,000)          --
   Repayment of capital element of capital lease obligations                   --        (317)           --         (622)
   (Increase) Decrease in due from related companies                           --          (8)           --          158
   Finance from minority interests                                             --          --            --           31
                                                                      ------------------------  -------------------------
Net cash used in financing activities                                      (5,903)       (651)      (17,069)      (1,230)
                                                                      ------------------------  -------------------------

Effect of cumulative translation adjustments                                   29          --          (116)          --
                                                                      ------------------------  -------------------------

Net increase (decrease) in cash and bank deposits                             114      (4,767)      (12,278)      (5,462)
Cash and bank deposits, as of the beginning of the period                   9,981      20,591        22,373       21,286
                                                                      ========================  =========================
Cash and bank deposits, as of the end of the period                        10,095      15,824        10,095       15,824
                                                                      ========================  =========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion relates to the statement of operations data of the Company for the quarter and six months ended September 30, 1998 and for the same periods during the prior year. The consolidated statement of operations for the quarter and six months ended September 30, 1998 discussed below were actual and the consolidated statement of operations for the quarter and six months ended September 30, 1997 discussed below were prepared on a pro forma basis. The pro forma data give effect to the acquisition of Hua Yang for the period ended September 30, 1997 as if it had occurred on April 1, 1997. The pro forma financial data reflect pro forma adjustments that are based upon available information and certain assumptions that the Company believes are reasonable. Further details regarding the pro forma basis are contained in the Company's Form 10-K for the year ended March 31, 1998. The Company believes that the pro forma data may better present the Company's historical performance than the restated data set forth in "Item 1 - Financial Statements" above because they give retroactive effect to, among other things, the interest expense and amortization of goodwill resulting from the acquisition of Hua Yang.

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

Results of Operations

         The table below sets forth certain statement of operations data as a percentage of net sales for the quarter and six months ended September 30, 1998 and 1997.


                                                            For the Three Months                    For the Six Months
                                                             Ended September 30,                   Ended September 30,
                                                        1998                1997               1998               1997
                                                        ----                ----               ----               ----
Net sales                                             100.0%              100.0%             100.0%             100.0%
Gross profit                                           30.5%               31.1%              30.8%              30.9%
Selling, general and administrative                    15.3%               15.6%              16.1%              16.1%
     expenses
Operating income                                       15.3%               15.5%              14.7%              14.8%
Other expense, net                                        --                1.5%               0.2%               2.5%
Amortization of goodwill                                0.6%                0.5%               0.6%               0.5%
Income before income taxes                             14.6%               13.6%              14.0%              11.7%
Provision for income taxes                              1.4%                1.5%               1.3%               1.4%
Minority interests                                      0.4%                0.6%               0.9%               0.5%
Net income                                             12.8%               11.5%              11.8%               9.8%

         Net sales. Net sales for the quarter ended September 30, 1998 were $35.4 million, an increase of $2.6 million, or 7.9%, from the same period in 1997. Net sales for the six months ended September 30, 1998 were $64.8 million, an increase of $6.0 million, or 10.2%, from the same period in 1997. The increase was primarily due to the increase in sales of die-cast collectibles to Mattel.

        Gross Profit. Gross profit was $10.8 million for the quarter ended September 30, 1998, an increase of $0.6 million, or 5.9%, from the same period in 1997. Gross profit was $20.0 million for the six months ended September 30, 1998, an increase of $1.8 million, or 9.9%, from the same period in 1997. Gross margin was 30.5% for the quarter ended September 30, 1998 as compared to 31.1% for the same period in 1997. Gross margin was 30.8% for the six months ended September 30, 1998 as compared to 30.9% for the same period in 1997. Decrease in gross margin was primarily due to increased subcontracting activities during the peak manufacturing season of July and August.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.4 million for the quarter ended September 30, 1998, an increase of $0.3 million, or 5.9%, from the same period in 1997. Selling, general and administrative expenses were $10.4 million for the six months ended September 30, 1998, an increase of $0.9 million, or 9.5%, from the same period in 1997. This increase resulted from additional selling expenses associated with supporting the growth of the Company's business.

         Other expenses, net. Other expenses were $0.0 for the quarter ended September 30, 1998, a decrease of $0.5 million, or 97.1%, from the same period in 1997. Other expenses were $0.1 million for the six months ended September 30, 1998, a decrease of $1.4 million, or 93.3%, from the same period in 1997. This decrease resulted from (1) lower interest expense due to loan repayments during the six months ended September 30, 1998, offset by increased commitment fee for undrawn loan facility and (2) $504,000 transaction costs associated with the acquisition of Hua Yang expensed during the first quarter in fiscal year of 1997.

         Net income. As a result of the factors discussed above, net income was $4.5 million for the quarter ended September 30, 1998, an increase of $0.7 million, or 18.4%, from the same period in 1997. Net income was $7.6 million for the six months ended September 30, 1998, an increase of $1.8 million, or 31.0%, from the same period in 1997.

Liquidity and Capital Resources

September 30, 1998 compared with March 31, 1998

         During the six months ended September 30, 1998, the Company financed its operations through cash from operations. Cash and cash equivalents and total indebtedness were $10.1 million and $8.0 million, respectively, at September 30, 1998. Cash generated from operating activities was $8.6 million for the six months ended September 30, 1998. Cash used by investing activities was $3.7 million, primarily as a result of (1) acquisition of property, machinery and equipment (2) increased capital expenditure for Phase III of the Company's Dongguan facility and (3) increased investment in subsidiaries.

         During the six months ended September 30, 1998, the Company repaid $22.0 million of its revolving credit facility from Credit Suisse First Boston. As of September 30, 1998, the outstanding amount for such indebtedness was $8.0 million. The Company anticipates repayment of approximately $6.0 million of such indebtedness in November 1998.

         The Company has revolving lines of credit with two banks: Standard Chartered Bank and The Hong Kong and Shanghai Corporation Limited. As of September 30, 1998, the Company had banking facilities with these banks of up to $16.9 million. In May 1998, the Company renegotiated these banking facilities. As a result, these banks have released all loan covenants, mortgages over properties and pledges of inventory and accounts receivable.

         Consistent with industry practices, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances and internally generated cash flow. The Company's accounts receivable balance at September 30, 1998 was $33.2 million.

         The Company's capital expenditures for the six months ended September 30, 1998 were $3.1 million. Phase III of the Dongguan facility is now under construction and is expected to be completed in December 1998.

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

         Such Year 2000 problem may affect the Company's production, distribution, financial, administrative and communication operations. The Company has established an internal committee to evaluate any Year 2000 problems that may affect the Company's business. In addition, the Company's internal information systems experts are examining Year 2000 readiness from pertinent aspects of the Company's business, including customer order-taking, manufacturing, raw materials supply and plant process equipment. Up to this point, the evaluation process is running on schedule and no material problems have arisen. Outside providers and banks are being asked to verify their Year 2000 readiness and testing such systems where appropriate.

         External and internal costs specifically associated with modifying internal-use software for Year 2000 compliance are expensed as incurred. To this point, those costs have not been material. Such costs would not include normal system updates and replacements. Based on the Company's current plans and efforts to date, management expects that there will be no material adverse effect on the Company's operations as a result of Year 2000 issues. The Company cannot guarantee, however, that all such problems will be foreseen and corrected, or that material disruption of the Company's business will not occur.

PART II   OTHER INFORMATION

ITEM 5    OTHER INFORMATION

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


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

             a.         EXHIBITS:

             27.1       Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ZINDART LIMITED



                                        /s/ Feather Fok
                                        ------------------------------------
Dated: November 12, 1998                By: Feather Fok

                                        Chief Financial Officer

                                        Chief Operating Officer