Form 10-Q
period 1998-12-31
ZINDART LTD
filed 1999-02-11
CIK 1028637

                 United States Securities & Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended December 31, 1998


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


                                Yes [X]   No [ ]


        The number of shares of common stock outstanding as of December 31, 1998 was 8,813,625 (including the assumed issuance of 666,667 shares of common stock reserved for future issuance pursuant to the acquisition of Hua Yang Holdings Co., Ltd.).



                                                                   Page 1 of ___

                                                          Exhibit Index Page ___

TABLE OF CONTENTS

                                                                  Page
PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS                                    3

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL       9
           CONDITION AND RESULTS OF OPERATIONS


PART II    OTHER INFORMATION


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                       12

SIGNATURE PAGE                                                    13

                             REPORTS TO SHAREHOLDERS

            Zindart Limited (the "Company") is publishing this report on Form 10-Q in order to provide additional information to the Company's shareholders. However, the Company, as a foreign private issuer, is not required to publish these reports on these forms and may discontinue doing so at any time without prior notice. Moreover, as a foreign private issuer, the Company is and will remain exempt from Section 14(a), 14(b), 14(c) and 14(f) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company's officers, directors and principal shareholders are and will remain exempt from the reporting and "short-swing" profit recovery provisions contained in Section 16 of the Exchange Act until such time as the Company ceases to be a foreign private issuer.


PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           The unaudited consolidated statements of operations for the periods ended December 31, 1997 were prepared on both a restated basis and pro forma basis as described in Notes (1) and (2) below. The Company believes that the pro forma data may better present the Company's historical performance because it gives retroactive effect to, among other things, the interest expense and amortization of goodwill resulting from the acquisition referred to in Notes (1) and (2) below. However, neither the pro forma data nor the restated data are necessarily indicative of the results that would have been achieved had the acquisition been effected on the dates indicated. The unaudited consolidated statements of operations for the three months and nine months ended December 31, 1998, the audited consolidated balance sheet as of March 31, 1998 and the unaudited consolidated balance sheet as of December 31, 1998 were actual.


                      Consolidated Statements of Operations
                                   (Unaudited)
        (in thousands of United States dollars, except per share amounts)

                                               Actual                 Pro Forma Basis (1)            Restated Basis (2)
                                      -----------------------       -----------------------       -----------------------
                                        Three          Nine           Three          Nine           Three          Nine
                                       Months         Months         Months         Months         Months         Months
                                        Ended          Ended          Ended          Ended          Ended          Ended
                                             December 31,                  December 31,                  December 31,
                                        1998           1998           1997           1997           1997           1997
                                      --------       --------       --------       --------       --------       --------
Net sales                             $ 25,776       $ 90,585       $ 29,982       $ 88,773       $ 29,982       $ 88,773
Cost of sales                          (18,144)       (62,991)       (20,759)       (61,393)       (20,759)       (61,393)
                                      -----------------------       -----------------------       -----------------------
Gross profit                             7,632         27,594          9,223         27,380          9,223         27,380
Selling, general and
administrative expenses                 (4,917)       (15,325)        (5,439)       (14,919)        (5,363)       (14,691)
Other income (expenses), net               114            (35)          (421)        (1,904)           303            673
Amortization of goodwill                  (168)          (529)          (156)          (464)            (3)            (7)
                                      -----------------------       -----------------------       -----------------------
Income before income taxes               2,661         11,705          3,207         10,093          4,160         13,355
Provision for income taxes                (217)        (1,042)          (394)        (1,221)          (394)        (1,221)
                                      -----------------------       -----------------------       -----------------------
Income before minority interests         2,444         10,663          2,813          8,872          3,766         12,134
Minority interests                        (119)          (711)          (334)          (606)          (858)        (3,303)
                                      -----------------------       -----------------------       -----------------------
Net income                            $  2,325       $  9,952       $  2,479       $  8,266       $  2,908       $  8,831
                                      =======================       =======================       =======================

Basic earnings per share              $   0.26       $   1.13       $   0.34       $   1.12       $   0.41       $   1.26
Weighted avg. no. of shares
  outstanding - Basic                    8,814          8,800          7,397          7,386          7,010          6,999

Diluted earnings per share            $   0.26          $1.13       $   0.33       $   1.11       $   0.41       $   1.25
Weighted avg. no. of shares
  outstanding - Diluted                  8,814          8,829          7,471          7,426          7,083          7,039

(1) Pro Forma Basis.

    The pro forma data give effect to the acquisition of Hua Yang Holdings Co., Ltd. ("Hua Yang") as if it had occurred on April 1, 1997 for the three months and nine months ended December 31, 1997. The pro forma financial data set forth above reflect pro forma adjustments that are based upon available information and certain assumptions that the Company believes are reasonable. Further details regarding the pro forma basis are contained in the Company's Form 10-K for the fiscal year ended March 31, 1998.
    Pro forma adjustments are comprised primarily of (i) an increase in interest expense arising from borrowings to finance the acquisition and the reduction of interest income due to utilization of cash for the payment of part of the consideration of the acquisition of Hua Yang and the redemption by Hua Yang of certain of its outstanding preferred stock prior to the acquisition; (ii) an increase in goodwill amortization resulting from the acquisition; (iii) a reversal of the minority interests in the results of Hua Yang relating to shareholdings in Hua Yang not held under common control; and (iv) amortization of underwriting and management fees with respect to the borrowings to finance the acquisition.

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

                           Consolidated Balance Sheets
                     (in thousands of United States dollars)

                                                                       AS OF            AS OF
                                                                    DECEMBER 31,      MARCH 31,
                                                                        1998            1998
                                                                    ------------      ---------
                                                                     (UNAUDITED)
ASSETS

Current assets:
Cash and bank deposits                                                $  16,134       $  22,373
Accounts receivable, net                                                 22,142          24,700
Deposits and prepayments                                                  1,692           1,897
Inventories, net                                                         10,854          13,950
                                                                      ---------       ---------
    Total current assets                                                 50,822          62,920
Property, machinery and equipment, net                                   30,295          29,177
Construction-in-progress                                                     --             403
Long-term investment                                                         --             179
Goodwill, net                                                            12,125          11,963
Deferred expenditures                                                       928           1,185
                                                                      ---------       ---------
    Total assets                                                      $  94,170       $ 105,827
                                                                      =========       =========

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                      $   6,320       $   6,362
Receipts in advance                                                       2,369           3,278
Accrued liabilities                                                      14,838          12,670
Taxation payable                                                          1,057             364
                                                                      ---------       ---------
    Total current liabilities                                            24,584          22,674
Revolving credit facility                                                 2,000          30,000
Deferred taxation                                                           971             910
                                                                      ---------       ---------
    Total liabilities                                                    27,555          53,584
                                                                      ---------       ---------

Minority interests                                                        1,052           1,416
                                                                      ---------       ---------

Shareholders' equity:
Common stock                                                                527             500
Common stock reserved and to be issued                                       43              43
Additional paid-in capital                                               38,497          33,593
Reorganization adjustment                                                (8,180)         (8,180)
Retained earnings                                                        34,809          24,857
Cumulative translation adjustments                                         (133)             14
                                                                      ---------       ---------
    Total shareholders' equity                                           65,563          50,827
                                                                      ---------       ---------
    Total liabilities, minority interests and shareholders' equity    $  94,170       $ 105,827
                                                                      =========       =========

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                     (in thousands of United States dollars)

                                                               Nine Months
                                                            Ended December 31,
                                                           1998          1997
                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  9,952         8,831
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:-
   Amortization of goodwill                                   529             7
   Amortization of deferred expenditures                      275            --
   Depreciation of property, machinery and equipment        3,171         2,502
   Net (gain) loss on disposals of property,
     machinery and equipment                                  (23)           49
   Minority interests                                         711         3,303
(Increase) Decrease in operating assets:
   Accounts receivable, net                                 2,973       (10,214)
   Bills receivable                                            --        (1,257)
   Deposits and prepayments                                   208        (1,985)
   Inventories, net                                         3,096          (263)
Increase (Decrease) in operating liabilities:
   Accounts payable                                        (1,277)        1,382
   Receipts in advance                                     (1,030)        1,312
   Accrued liabilities                                      1,926         4,337
   Taxation payable                                           693         1,094
   Deferred taxation                                           61            --
                                                          ---------------------
Net cash provided by operating activities                  21,265         9,098
                                                          ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash outflow from increase in shareholdings
     of subsidiaries                                         (575)           --
   Acquisition of property, machinery and equipment        (3,755)       (8,503)
   Proceeds from disposals of property, machinery
     and equipment                                             28           155
   Additions of deferred expenditures                         (18)           --
   Effect of reorganization adjustment                         --            23
                                                          ---------------------
Net cash used in investing activities                      (4,320)       (8,325)
                                                          ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock               4,931         2,016
   Decrease in bank overdrafts                                 --        (2,163)
   New import trust receipt bank loans                         --         1,722
   Repayment of import trust receipt bank loans                --        (2,081)
   Repayment of long-term bank loans                           --          (305)
   Repayment of revolving credit facility                 (28,000)           --
   Repayment of capital element of capital lease
     obligations                                               --          (925)
   Decrease in due from related companies                      --           155
   Finance from minority interests                             --            32
                                                          ---------------------
 Net cash used in financing activities                    (23,069)       (1,549)
                                                          ---------------------

Effect of cumulative translation adjustments                 (115)           --
                                                          ---------------------

Net decrease in cash and bank deposits                     (6,239)         (776)
Cash and bank deposits, as of the beginning of the
  period                                                   22,373        21,286
                                                          =====================
Cash and bank deposits, as of the end of the period        16,134        20,510
                                                          =====================

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 1998


1.      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

In the opinion of management, the accompanying financial statements include all adjustments considered necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three months and nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for fiscal year 1999. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1998.



2.      Inventories

Inventories comprised:

                                                   December 31, 1998    March 31, 1998
                                                   -----------------    --------------
                                                         $'000              $'000
Raw materials                                            7,114              8,549
Work-in-process                                          3,548              3,977
Finished goods                                           1,184              2,550
                                                   -----------------    --------------
                                                        11,846             15,076
                                                          (992)            (1,126)
                                                   -----------------    --------------
                                                        10,854             13,950
                                                   =================    ==============

3.      Comprehensive Income

The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" which establishes guidance for the reporting and display of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with stockholders. Adoption of SFAS No. 130 had no economic impact on the Company's consolidated financial position, net income, stockholders' equity or cash flows, although the presentation of certain items has changed. The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of cumulative translation adjustments as of the end of each period.


Comprehensive income and its components, net of tax, comprised:

                                                   Three Months Ended       Nine Months Ended
                                                        December 31,            December 31,
                                                    1998        1997        1998         1997
                                                   ------      ------      ------       ------
                                                    $'000       $'000       $'000        $'000

Net income                                          2,325       2,908       9,952        8,831
                                                   -------     ------      -------      ------
Other comprehensive income :
      Translation adjustments                          --          --        (115)          --
                                                   -------     ------      -------      ------

Comprehensive income                                2,325       2,908       9,837        8,831
                                                   =======     ======      =======      ======




4. Computation of earnings per share (in thousands):

The numerator in calculating both basic and diluted earnings per share for each period is the reported net income. The denominator is based on the following weighted-average number of common shares:

           Three Months Ended December 31,   Nine Months Ended December 31,
           -------------------------------   ------------------------------
            1998         1997       1997       1998       1997       1997
           -------      ------     ------     ------     ------     ------
                    (Pro Forma) (Restated)           (Pro Forma) (Restated)
Basic        8,814      7,397      7,010      8,800      7,386      6,999

Diluted      8,814      7,471      7,083      8,829      7,426      7,039


The difference between basic and diluted weighted average common shares results from the assumption that dilutive stock options outstanding were exercised.

Options to purchase 875,000 shares of common stock as at December 31, 1998 were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion relates to the statement of operations data of the Company for the quarter and nine months ended December 31, 1998 and for the same periods during the prior year. The consolidated statement of operations for the quarter and nine months ended December 31, 1998 discussed below were actual and the consolidated statement of operations for the quarter and nine months ended December 31, 1997 discussed below were prepared on a pro forma basis. The pro forma data give effect to the acquisition of Hua Yang for the period ended December 31, 1997 as if it had occurred on April 1, 1997. The pro forma financial data reflect pro forma adjustments that are based upon available information and certain assumptions that the Company believes are reasonable. Further details regarding the pro forma basis are contained in the Company's Form 10-K for the year ended March 31, 1998. The Company believes that the pro forma data may better present the Company's historical performance than the restated data set forth in "Item 1 - Financial Statements" above because they give retroactive effect to, among other things, the interest expense and amortization of goodwill resulting from the acquisition of Hua Yang.

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

Results of Operations

        The table below sets forth certain statement of operations data as a percentage of net sales for the quarter and nine months ended December 31, 1998 and 1997.

                                          For the Three Months       For the Nine Months
                                           Ended December 31,         Ended December 31,
                                           1998         1997          1998         1997
                                          ------       ------        ------       ------
Net sales                                 100.0%       100.0%        100.0%       100.0%
Gross profit                               29.6%        30.8%         30.5%        30.8%
Selling, general and administrative        19.1%        18.1%         16.9%        16.8%
    expenses
Operating income                           10.5%        12.6%         13.5%        14.0%
Other income (expense), net                 0.4%        (1.4)%          --         (2.1)%
Amortization of goodwill                    0.7%         0.5%          0.6%         0.5%
Income before income taxes                 10.3%        10.7%         12.9%        11.4%
Provision for income taxes                  0.8%         1.3%          1.2%         1.4%
Minority interests                          0.5%         1.1%          0.8%         0.7%
Net income                                  9.0%         8.3%         11.0%         9.3%

        Net sales. Net sales for the quarter ended December 31, 1998 were $25.8 million, a decrease of $4.2 million, or 14.0%, from the same period in 1997. The decrease was mainly due to revenue shifting from the third quarter of fiscal 1999 to the fourth quarter of fiscal 1999 as a result of changes in business with Mattel (from small to large-scale die-cast products). Net sales for the nine months ended December 31, 1998 were $90.6 million, an increase of $1.8 million, or 2.0%, from the same period in 1997. The increase was mainly due to an increase in die-cast business.

        Gross Profit. Gross profit was $7.6 million for the quarter ended December 31, 1998, a decrease of $1.6 million, or 17.4%, from the same period in 1997. Gross profit was $27.6 million for the nine months ended December 31, 1998, an increase of $0.2 million, or 0.7%, from the same period in 1997. Gross margin was 29.6% for the quarter ended December 31, 1998 as compared to 30.8% for the same period in 1997. Gross margin was 30.5% for the nine months ended December 31, 1998 as compared to 30.8% for the same period in 1997. The decreases in gross margin were primarily due to a decrease in margins on paper products.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.9 million for the quarter ended December 31, 1998, a decrease of $0.5 million, or 9.3%, from the same period in 1997. The decrease was primarily due to decreased sales in the later period. Selling, general and administrative expenses were $15.3 million for the nine months ended December 31, 1998, an increase of $0.4 million, or 2.7%, from the same period in 1997. The increase was mainly in line with growth of business.

        Other income (expenses), net. Other income was $0.1 million for the quarter ended December 31, 1998, compared with other expenses of $0.4 million for the same period in 1997. Other expenses were $0.0 million for the nine months ended December 31, 1998, a decrease of $1.9 million, or 98.2%, from the same period in 1997. This decrease in other expenses was resulted from (1) lower interest expense due to loan repayments during the nine months ended December 31, 1998, offset by an increased commitment fee for an undrawn loan facility and
(2) $504,000 of transaction costs associated with the acquisition of Hua Yang, which was expensed in fiscal 1998.

        Net income. As a result of the factors discussed above, net income was $2.3 million for the quarter ended December 31, 1998, a decrease of $0.2 million, or 8.0%, from the same period in 1997. Net income was $10.0 million for the nine months ended December 31, 1998, an increase of $1.7 million, or 20.5%, from the same period in 1997.

Liquidity and Capital Resources

December 31, 1998 compared with March 31, 1998

        During the nine months ended December 31, 1998, the Company financed its operations through cash from operations. Cash and cash equivalents and total indebtedness were $16.1 million and $2.0 million, respectively, at December 31, 1998. Cash generated from operating activities was $21.3 million for the nine months ended December 31, 1998. Cash used by investing activities was $4.3 million, primarily as a result of (1) acquisition of property, machinery and equipment and (2) increased investment in subsidiaries.

        During the nine months ended December 31, 1998, the Company repaid $28.0 million of its revolving credit facility from Credit Suisse First Boston. As of December 31, 1998, the outstanding amount for such indebtedness was $2.0 million. The Company anticipates full repayment of the remaining $2.0 million of such indebtedness in February 1999.

        The Company has revolving lines of credit with two banks: Standard Chartered Bank and The Hong Kong and Shanghai Corporation Limited. As of December 31, 1998, the Company had banking facilities with these banks of up to $16.9 million. In May 1998, the Company renegotiated these banking facilities. As a result, these banks have released all loan covenants, mortgages over properties and pledges of inventory and accounts receivable.

        Consistent with industry practices, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances and internally generated cash flow. The Company's accounts receivable balance at December 31, 1998 was $22.1 million. The Company has experienced an improvement in accounts receivable, as a result of tightened control in debt collection.

        The Company's capital expenditures for the nine months ended December 31, 1998 were $3.8 million. Phase III of the Dongguan facility was completed on schedule in December 1998.

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

        External and internal costs specifically associated with modifying internal-use software for Year 2000 compliance are expensed as incurred. The Company expects to spend less than $500,000 to modify its computer information systems to enable proper processing of transactions relating to the Year 2000 and beyond. The Company does not expect such modification to have a material effect on its financial position or results of operations. Such costs would not include normal system updates and replacements. Based on the Company's current plans and efforts to date, management expects that there will not be any material adverse effect on the Company's operations as a result of the Year 2000 issues. To date, the Company's system is approximately 80% Year 2000 compliant, with all the systems expect to be compliant by the end of June 1999. The Company is developing a contingency plan and expects it will be completed by the end of September 1999. The Company cannot guarantee, however, that all such problems will be foreseen and corrected, or that material disruption of the Company's business will not occur.

                           PART II OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          5.      EXHIBITS:

          27.1    Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         ZINDART LIMITED


                                                         /s/ Feather Fok
                                                         -----------------------
Dated: February 11, 1999                                 By: Feather Fok
                                                         Chief Financial Officer
                                                         Chief Operating Officer

                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
27.1                Financial Data Schedule