Form 10-K405
period 1999-03-31
ZINDART LTD
filed 1999-06-25
CIK 1028637

Form 10-K for Zindart Ltd. filed on June 25 1999

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                        ---------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended March 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                        Commission file number: 000-22161

                                 ZINDART LIMITED
             (Exact Name of Registrant as Specified in its Charter)

HONG KONG                                   Not Applicable
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

Flat C&D, 25/F, Block 1, Tai Ping Industrial Centre          Not Applicable
57 Ting Kok Road, Tai Po, N.T., Hong Kong                    (Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: 011-852-2665-6992

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class          Name of Each Exchange on Which Registered

       Not Applicable.              Not Applicable.

Securities registered pursuant to Section 12(g) of the Act:

                           AMERICAN DEPOSITARY SHARES

                         (Representing Ordinary Shares)

                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reverence in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

The approximate aggregate market value of the American Depositary Shares ("ADSs") held by non-affiliates of the Registrant, based upon the last sale price of the ADSs reported on the Nasdaq National Market on June 24, 1999 was $41,518,853.

The number of ordinary shares ("Shares") outstanding as of March 31, 1999 was 8,813,625.

REPORTS TO SHAREHOLDERS

The Company is publishing this report on Form 10-K, and the Company intends to publish its subsequent quarterly reports on Form 10-Q in order to provide additional information to the Company's shareholders. However, the Company, as a foreign private issuer, is not required to publish these reports on these forms and may discontinue doing so at any time without prior notice. Moreover, as a foreign private issuer, the Company is and will remain exempt from Section 14(a), 14(b), 14(c) and 14(f) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company's officers, directors and principal shareholders are and will remain exempt from the reporting and "short-swing" profit recovery provisions contained in Section 16 of the Exchange Act, until such time as the Company ceases to be a foreign private issuer.

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Zindart Limited Proxy Statement relating to the annual general meeting of shareholders to be held on September 10, 1999 (the "Proxy Statement") and to be filed on Form 6-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

CURRENCY CONVERSIONS

All references in this Annual Report on Form 10-K to "U.S. Dollars," "Dollars," "US$" or "$" alone are to United States dollars; all references to "HK Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" are to Renminbi, which is the currency of the People's Republic of China (the "PRC"). This Annual Report on Form 10-K contains translations of certain HK Dollar amounts into U.S. Dollar amounts at specified rates. These translations should not be construed as representations that the HK Dollar amounts actually represent or represented such U.S. Dollar amounts or could be or could have been converted into U.S. Dollars at the rates indicated. Unless otherwise stated, the translations of HK Dollars into U.S. Dollars have been made at the rate of US$1.00 = HK$7.75.

PART I

ITEM 1 -  BUSINESS

Zindart Limited ("Zindart" or the "Company") was organized under the laws of Hong Kong in 1978. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" refer to Zindart Limited and its subsidiaries (including Hua Yang), the term "Zindart" refers to Zindart Limited and its subsidiaries (excluding Hua Yang) and the term "Hua Yang" refers to Hua Yang Holdings Co., Ltd., its main operating subsidiary, Hua Yang Printing Holdings Co., Limited, and its other subsidiaries. The Company's executive offices are located at Flat C&D, 25/F, Block 1, Tai Ping Industrial Centre, 57 Ting Kok Road, Tai Po, N.T., Hong Kong, and its telephone number is: 011-852-2665-6992.

The Company is a turnkey manufacturer of high-quality die-cast, injection-molded and paper products that require a significant degree of engineering and hand-assembly expertise to produce. The Company manufactures die-cast collectibles, collectible holiday ornaments and toys, hand-made books, specialty packaging and other paper products. The Company is headquartered in Hong Kong and its manufacturing operations are located in the neighboring Guangdong Province of the PRC.

The Company serves a growing number of customers that are brand-name marketers of die-cast and injection-molded giftware and collectibles, as well as packagers and publishers of books in the United States and Europe. Customers for die-cast and injection-molded products include Hallmark Cards, Inc. ("Hallmark"), The Ertl Company ("Ertl"), Mattel(R) Toys ("Mattel(R)"), Hasbro, Inc., Sieper Werke GmbH and Revell Monogram. Customers for books, paper and packaging products include Mattel(R), Intervisual Books, Inc., Reader's Digest, Inc., The Metropolitan Museum of Art, Jetta Co. Ltd., Penguin Putnam Inc. and Macmillan Children's Books. See Note 21- "Segment Information" of the Notes to Consolidated Financial Statements of Zindart.

DEVELOPMENT OF THE COMPANY

Zindart was founded in 1978 by Mr. George Sun. In 1982, Zindart moved its production to its first facility in the PRC. Zindart began doing business with Ertl in 1978, and in 1983, Zindart began business with Hallmark. Additional production capacity was added in 1987 with the opening of the Company's second PRC facility. In 1993, ChinaVest IV Funds Group ("ChinaVest") acquired a majority ownership position in Zindart. By late 1994, in response to growth in sales, Zindart decided to build a large modern facility for its die-cast and injection molded products located in Dongguan, Guangdong Province (the "Dongguan Facility") in order to expand and consolidate its manufacturing operations. Relocation of the workers and production lines from Zindart's two other facilities to the Dongguan Facility began in September 1996. The relocation of workers and production lines was completed in January 1998. By the end of 1998, the Dongguan Facility provided over 1,424,000 square feet for production and production support including dormitory spaces capable of accommodating up to 12,200 employees.

In February 1998, Zindart acquired 100% of the outstanding capital stock of Hua Yang. Hua Yang is a leading printer and manufacturer of hand-made books, specialty packaging and other paper products and is located in the PRC. The acquisition provides Zindart with its own packaging operation, which is an integral part of providing its customers with a fully-integrated turnkey manufacturing service. The acquisition of Hua Yang (the "Hua Yang Acquisition") broadened Zindart's product lines and customer base, and promoted its goal of becoming the leading producer of high-quality hand-assembled consumer products in the PRC.

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

Pursuant to the Exchange Agreement of Hua Yang acquisition, the Hua Yang Shareholders exchanged all of parent's outstanding ordinary shares and preferred shares for $35.0 million in cash and up to 1,000,000 Shares (collectively, the "Acquisition Consideration"). Of the 1,000,000 Shares, 666,667 were issued at the closing of the Hua Yang Acquisition and placed in escrow for a period of six months to secure certain indemnification obligations under the Exchange Agreement. By the terms of the Exchange Agreement, the remaining 333,333 Shares were to remain unissued until completion of an independent audit of Hua Yang's financial results for the two-year period ending March 31, 1999. Upon completion of the audit, a portion of such Shares were to be issued to the extent that Hua Yang's earnings before interest expense (net of interest income), provision (benefit) for income taxes, depreciation and amortization ("EBITDA") for such two-year period exceeded $12.48 million. All of such Shares were to be issued if Hua Yang's EBITDA for such two-year period equaled or exceeded $15.6 million (the "Earn-Out"). As of March 31, 1999, the Company was still in the process of issuing the 666,667 shares of common stock reserved in connection with Hua Yang acquisition. Because Hua Yang did not meet the Earn-out requirement as of March 31, 1999, the Company has not issued and will not issue the remaining 333,333 shares. Zindart financed $30.0 million of the cash portion of the Acquisition Consideration and related fees and expenses from a credit facility syndicated by Credit Suisse First Boston, Hong Kong Branch (the "Credit Facility"). The remaining cash was provided from Zindart's working capital. In February 1999, the Credit Facility was fully repaid and cancelled.

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

Manufacturing Capacity

The Company currently employs approximately 9,500 production workers and has an aggregate of 1,962,000 square feet of manufacturing space with the capacity for up to 15,700 workers in its two manufacturing facilities. The Company's expansion of the Dongguan Facility, the third phase of which was completed in December 1998, will enlarge the Company's capacity to meet increasing demands from its customers. The Company believes that the added flexibility gained through increased production capacity should enable it to further shorten production cycles, which in turn will enable the Company to offer, among other things, a just-in-time manufacturing service.

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

Commitment to Efficiency

The Company continually strives to increase efficiency and reduce costs for the benefit of the Company and its customers. To date, the Company has been able to achieve efficiencies by locating its production facilities in the PRC, vertically integrating its production processes, and working in close cooperation with its customers. The Company has achieved efficiencies as a result of the consolidation of Zindart's operations in its Dongguan Facility, and is pursuing additional efficiencies by restructuring its Shenzhen Facilities.

THE COMPANY'S STRATEGY

The Company's goal is to become the leading manufacturer of high-quality die-cast and injection-molded collectibles, hand-made books, specialty packaging and other paper products for the premier designers and marketers of such items. The Company's business strategy to achieve this goal is to focus on the following:

Develop Additional Major Customers

Currently, the Company has a small core group of large customers, but it also manufactures products for many other smaller customers. The Company expects that it may be able to develop several of these smaller customers into major customers as they become familiar with the benefits of the Company's turnkey manufacturing service. With completion of the Dongguan Facility, the Company can now offer major customers a dedicated production team and dedicated production space which can provide such customers with attractive advantages. For example, the Company can customize its production facility to meet the specific needs of such customers, and the customer is able to exercise greater control over the production process, thereby enhancing quality control and cost efficiency, increasing confidentiality, and expediting scheduling and delivery timetables. The Company believes that its ability to offer such dedicated production services has led to enhanced relationships with its core customer base. It has also begun discussions with potential new customers headquartered in Asia, Europe, and United States concerning future business. These discussions reflect the Company's goal to promote the geographic and commercial diversity of its customer base.

Diversify Product Offerings

The Company has established itself as a leading manufacturer of die-cast collectibles, collectible holiday ornaments, toys, hand-made books, specialty packaging and other paper products. The Company intends to diversify its product offerings to include the manufacture of other consumer products that utilize the Company's current competitive advantages and production expertise. Zindart's experience in acquiring Hua Yang and the strength of its balance sheet have led the Company to review other strategic acquisition opportunities. In particular, the Company is currently seeking acquisitions that will enable it to participate directly in the marketplace for die-cast collectibles. These efforts may include expansion into branded products and distribution. Geographically, potential acquisitions may occur in Europe and North America, as well as Asia.

Invest in Manufacturing Capacity

Completion of the Dongguan Facility has increased the Company's capacity and, the Company believes, improved the quality of its operations and overall efficiency. This in turn should enable the Company to meet additional demand for its manufacturing services through calendar year 1999 and 2000. In addition, in early 1999 the Company began a reorganization of the manufacturing space at its Shenzhen Facility aimed at improving production efficiency and reducing labor requirements. Management expects that these improvements will reduce material handling and queuing time, accelerate response times, and generally increase overall plant efficiency. The Company intends to purchase new equipment for its facilities and to continue to seek ways to streamline and expand its production capacity to meet customer demand.

Deploy Advanced Management Information Systems

The Company seeks to enhance its manufacturing and business processes through the deployment of advanced management information systems that enable the real-time monitoring and management of its operating and financial performance and resources. The Company has contracted with a third party to develop custom manufacturing software and to deploy a comprehensive enterprise software solution. The implementation of the software has proven quite successful in improving the efficiency of the production lines to which they have been applied, and the Company is now extending the software to cover other production lines.

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

The Company's primary customers for die-cast collectibles are Ertl and Mattel(R). Ertl, which was recently acquired by Racing Champions, is a leading U.S. designer and marketer of die-cast collectible replicas. Ertl was the Company's first customer in 1978 and has been a customer ever since. Sales to Ertl continue to account for a significant portion of the Company's net sales. In March 1997, Zindart started a business relationship with Mattel(R), a leading U.S. designer and marketer of die-cast collectible replicas and general toys. For the fiscal year ended March 31, 1999, sales to Ertl and Mattel(R) represented approximately 17.1% and 26.1% of the Company's total revenues, respectively. See "Risk Factors -- Risks Relating to the Company - Dependence on Major Customers."

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

Collectible Holiday Ornaments

Hallmark, long known as a leading producer of greeting cards, has successfully diversified into collectible holiday ornaments and giftware products. Hallmark relies on the Company to manufacture many of its Keepsake Ornaments, which consist of a variety of Christmas ornaments, holiday-themed pieces and other giftware both in die-cast zinc alloy and plastic. Hallmark's Keepsake Ornaments products also include free-standing decorations such as die-cast replicas of pedal cars. The production of Keepsake Ornaments products requires highly-developed hand spray painting skills and attention to quality by each member of the Company's workforce in order to meet Hallmark's exacting aesthetic and quality requirements.

The Keepsake Ornaments manufactured by the Company are collectibles sold through authorized retail outlets. These products typically retail in the U.S. for between $7.00 and $25.00. Many purchasers of Keepsake Ornaments consider these products to be valuable, collectible items. In addition to traditional holiday themes, many Keepsake Ornaments depict characters from storybooks and films such as the Wizard of Oz, Star Trek, Star Wars, Madam Alexandra and Peanuts, as well as various well-known Disney characters. For the fiscal year ended March 31, 1999, sales to Hallmark represented approximately 15.2% of the Company's total revenues. See "Risk Factors -- Risks Relating to the Company -- Dependence on Major Customers."

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

The Company's die-cast and injection-molded production facilities are located in Dongguan, in the PRC. The Dongguan Facility includes (i) a product engineering area, (ii) model-making and mold-making areas, (iii) die-casting and injection-molding areas, (iv) hand-spray and electrostatic painting and pad printing areas, (v) assembly and packing areas, (vi) a warehouse, and (vii) dormitory, dining and recreational facilities. The Company's product engineering staff makes extensive use of sophisticated computer-aided design systems for the development of prototype-scale models. The die-casting, injection-molding and electrostatic painting areas operate on a two-shift basis. The hand-spray, pad printing and assembly and packing areas run on a single-shift basis. Assembly and hand painting areas account for most of the total work force and production area. The Company's hand-made book, specialty packaging and paper production facilities are located between Dongguan and Hong Kong in Shenzhen (the "Shenzhen Facility") in the PRC. The Shenzhen Facility includes (i) a pre-press area, press rooms and print finishing area, (ii) die-cut, trimming, guillotining and punching areas, (iii) packaging and book hand assembly areas, (iv) a warehouse, and (v) dormitory and dining facilities. The press rooms operate on a two-shift basis with seven advanced German presses delivering up to six-color printing capability. The die-cut department also runs on a two-shift basis during the peak season. Hand assembly for both packaging and books generally works one shift, adding an additional shift during the peak season, and accounts for most of the total work force and production areas.

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

COMPETITION

The Company faces significant competition in each of its product segments. In die-cast collectibles and collectible holiday ornaments, the Company competes with several companies located primarily in the PRC. In toys, the Company competes with numerous companies located all over the world. In "pop-up" books, the Company competes with several companies located in Southeast Asia and South America. In novelty and board books as well as packaging, the Company competes with several companies located in Hong Kong. The Company believes that the basis of competition in the manufacturing of all of its products is price, quality, technical capabilities and the ability to produce in required volumes and to timely meet delivery schedules. The ability to meet increasing demands of just-in-time ordering by customers is becoming one of the essential factors for maintaining competitive advantage in the die-cast market. The Company believes that it can maintain this competitive advantage through its facilities expansion and reorganization programs. The Company also expects increased competition from other industry participants that may seek to enter one or more of the Company's high margin product segments. Many of the existing and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company.

The Company does not believe that there are any significant barriers to entry into the manufacture of its products, although the Company believes that it currently holds certain competitive advantages. The Company does not characterize its business as proprietary and does not own any copyrights or possess any material trade secrets although the Company has recently received a Notice of Allowance from U.S. Patent and Trademark Office for a `United States Utility Patent' on one of its Novelty Book products. Accordingly, additional participants may enter the market at any time. No assurance can be given as to the ability of the Company to compete successfully with its current or future competitors, and the inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain of the Company's customers, including Mattel(R), manufacture a substantial portion of their products internally. Any determination by a principal customer to manufacture new products internally or to move manufacturing from the Company to another third party would have a material adverse effect on the Company's business, financial condition and results of operations.

SUBSIDIARIES

The Company has a controlling interest in two mold-making subsidiaries. In August 1994, Zindart acquired a 55% interest in Onchart Industrial Limited, a British Virgin Islands corporation. In December 1994, Zindart acquired a 51% interest in Luen Tat Mould Manufacturing Limited ("Luen Tat"), and in July 1998, Zindart increased its ownership interest in Luen Tat to a 90% stake by committing to payment of USD1.65 million pursuant to a payment schedule that will be completed on September 29, 1999. Goodwill in this acquisition accounted for USD0.54 million and will be amortized over 10 years. Presently, Luen Tat conducts its mold-making operations in one of the Company's factories, and provides the Company with the largest in-house mold and model-making capacity in southern China. Dongguan Xinda Giftware Company Limited is a Sino-foreign contractual joint venture with Dongguan Hengli Trading General

Company, an entity that is controlled by PRC governmental bodies. This contractual joint venture was established in the PRC to own and operate the Dongguan Facility. This joint venture has a term of 15 years, expiring in November 2009. Under the joint venture agreement and the supplemental agreement thereto, the Company is entitled to 100% of the joint venture's profit, after paying its joint venture partner a pre-determined annual fee.

Hua Yang is a subsidiary of the Company and has three subsidiaries. Hua Yang Printing Holdings Co., Limited, based in Hong Kong, is 100% owned and employs the sales, accounting and management staff for the book and packaging businesses and holds the Hua Yang equity interests in its two Chinese joint ventures/subsidiaries. Shenzhen Huaxuan Printing Product Co., Ltd. ("Shenzhen Huaxuan") is a contractual joint venture with Goshu Economic Development Company, Shenzhen, a government entity, that was established in the PRC to operate the Shenzhen Facility. The Shenzhen Huaxuan joint venture has a term of 15 years and expires in October 2010. Under the joint venture agreement, the Company is entitled to 100% of the joint venture's profit, after paying its joint venture partner a pre-determined annual fee, and at the end of the joint venture term, the Company will continue to own the other assets of the joint venture, but the land and building will revert to the PRC party of the joint venture company. Guangzhou Jin Yi Advertising Company Ltd. is a 90% owned company by Hua Yang but it is inactive currently.

BACKLOG AND SEASONALITY

The Company's die-cast and injection-molded product customers generally contact the Company six to nine months in advance of product delivery in order that the Company engineers can design and fashion the molds for the products. Thereafter, these customers place production orders one to three months in advance of target delivery dates. These purchase orders may be canceled by the customer upon reimbursement of actual costs incurred and payment of a portion of lost profits, as determined on a case-by-case basis.

The buying and ordering cycles for packaging and books differ. For packaging, in November or December the Company reviews with its two core customers their anticipated packaging needs for the upcoming year. By the beginning of the calendar year, both Mattel(R) and Jetta Co. Ltd. will have provided the Company with dollar and unit allocations for the year. This allocation will be based on the Company's performance for the past year, capacity and technical capability vis-a-vis the designs agreed to by the customer. Every week thereafter, the Company will receive purchase orders covering the next four to six weeks. Firm orders and packaging planning rarely extend beyond six weeks. The buying cycle in books is much longer than in packaging and somewhat variable, with a majority of activity grouped around the Frankfurt Book Fair held in Germany every October and the Children's Book Fair held in Bologna, Italy every April. The fairs are a time for customers of the Company's book and packaging division to present their new book concepts and ideas to customers, with confirmed sales being realized three to six weeks after each fair. Once these customers have confirmed sales, they turn to printers to reserve production capacity. Orders for reprints of old titles, however, can be booked anytime during the year but generally fall outside of the peak summer production months.

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

In light of the increasing demands of just-in-time manufacturing and the competitive environment in the books and packaging sector, the Company expects to face pressure on its sales and revenue especially in the first quarter of fiscal year 2000. As of March 31, 1999, the Company had orders on hand of approximately $34.0 million, compared to $37.5 million as of March 31, 1998, a decrease of 9% from the previous year. However, as of April 30, 1999, the Company had orders on hand of approximately $36.5 million, compared to $30.9 million as of April 30, 1998, representing growth of 18%.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

The Company has no registered trademarks. The Company has received a Notice of Allowance from U.S. Patent and Trademark Office for a United States patent on a Novelty book and anticipates that the patent will soon be issued formally. The Company's key employees have entered into confidentiality agreements with the Company.

EMPLOYEES

As of March 31, 1999, the Company employed approximately 11,790 persons, of whom approximately 9,195 were production workers, 1,810 were administrative staff and 790 were engineering and technical personnel. As is customary for employers in the PRC, each of the Company's production facilities includes housing facilities for workers. The Company is committed to providing good working and living conditions for its employees in the PRC. To that end, the Company has adopted a code of conduct relating to human rights, including a prohibition on use of child labor, and guidelines regarding worker safety, wages and hours.

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

Risks Relating to the Company

Dependence on Major Customers. Sales to three core customers -- Hallmark, Ertl and Mattel(R) -- account for a majority of the Company's total net sales. Sales to Hallmark, Ertl and Mattel(R) as a percentage of the Company's total net sales during fiscal years 1998 and 1999 were approximately 51.6% and 58.4%, respectively. Zindart began a business relationship with Mattel(R) in February 1997. As a result, the Company may be more susceptible to a loss of business from Mattel(R) than it would be from its other customers with longer-term relationships. For example, in fiscal year 1999, Mattel(R) switched to internal production of its small scale (1/64) cars, which had previously been produced by Zindart. Sales to the seven next largest customers as a percentage of the Company's total net sales during fiscal 1998 and 1999 were approximately 17.4% and 17.9%, respectively. While the Company considers its relationship with Ertl to be good, Ertl was recently acquired by Racing Champions, and no assurance can be given that this acquisition will not adversely affect the Company's revenues from Ertl. The Company's dependence on its core customers is expected to continue in the foreseeable future. Although management believes that any one of its customers could be replaced eventually, the loss of any one of its major customers, particularly Mattel(R), Hallmark or Ertl, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's sales transactions with all of its customers are based on purchase orders received by the Company from time to time that are subject to cancellation.

Introduction of New Products by Customers; Market Acceptance; Economic Factors. The Company's long-term operating results depend substantially upon its customers' ability to continue to conceive of, design and market new products and upon continuing market acceptance of its customers' existing and future products. In the ordinary course of their businesses, the Company's customers continuously develop new products and create additions to their existing product lines. Significant delays by the Company's customers in the introduction of, or their failure to introduce or market, new products or additions to their respective product lines would impair the Company's results of operations. The die-cast collectible, collectible holiday ornament, toy and hand-made book markets are affected by changing consumer tastes and interests, which are difficult to predict and over which the Company's customers have little, if any, control. These products in any event have limited life cycles and may be discontinued by the customer at any time. Accordingly, there can be no assurance that existing or future products of the Company's customers will continue to receive substantial market acceptance. In addition, since most of the products manufactured by the Company are sold in the U.S., the Company's profitability will also depend on the strength of the U.S. economy, which can affect U.S. consumers' spending habits on such items as die-cast collectibles, collectible holiday ornaments, toys and books. Any downturn in the U.S. economy could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition. The Company faces significant competition in each of its product segments. In die-cast collectibles and collectible holiday ornaments, the Company competes with several companies located primarily in Hong Kong and the PRC. In toys, the Company competes with numerous companies located all over the world. In "pop-up" books, the Company competes with several companies located in Southeast Asia and South America. In novelty and board books as well as packaging, the Company competes with several companies located in Hong Kong/PRC. The Company believes that the basis of competition in the manufacturing of all of its products is price, quality, technical capabilities and the ability to produce in required volumes and to meet delivery schedules in a timely manner. The Company expects increased competition from other industry participants that may seek to enter one or more of the Company's high margin product segments. Many of the existing and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company.

The Company does not believe that there are any significant barriers to entry into the manufacture of its products, although the Company believes that it currently holds certain competitive advantages. The Company does not characterize its business as proprietary and does not own copyrights or possess any material trade secrets. Accordingly, additional participants may enter the market at any time. No assurance can be given as to the ability of the Company to compete successfully with its current or future competitors, and the inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain of the Company's customers, including Mattel(R), manufacture a substantial portion of their products internally. Any determination by a principal customer to manufacture its products internally or to move manufacturing from the Company to another third party would have a material adverse effect on the Company's business, financial condition and results of operations.

Ability to Manage Growth and Fluctuations. Zindart has experienced significant growth over the past few years and is expanding its manufacturing operations. The operations of the Company's book and packaging division have fluctuated significantly over the same periods. The management of the Company's growth or fluctuations in levels of operations, as appropriate, will require continued improvement and refinement of the Company's operating, management and financial control systems, as well as a significant increase in the Company's manufacturing, quality control, marketing, logistics and service capabilities, any of which could place a significant strain on the Company's resources. If the Company's management is unable to manage its operations effectively, the quality of the Company's products, its ability to retain key customers and its business, financial condition and results of operations could be adversely affected. As part of its expansion, the Company will have to hire additional management personnel and other employees. The expenses associated with hiring, training and integrating such employees may be incurred prior to the generation of any associated revenues, with a corresponding adverse effect on the Company's business, financial condition and results of operations. In addition, the failure to integrate new personnel on a timely basis could have an adverse effect on the Company's business, financial condition and results of operations.

Production Facilities; Capacity Limitations. The existing facilities of Hua Yang (the Company's book and packaging division) are relatively old and will likely need to be further upgraded and expanded in coming year in order to handle projected business. The Company intends to either secure additional space in close proximity to these existing facilities or move its book and packaging operations to a new location closer to Zindart's Dongguan Facility. In either case, the Company will be required to incur substantial additional costs in connection with upgrading or moving its book and packaging division manufacturing facilities. The Company leases its current facilities for its book and packaging division. If the Company elects to relocate these facilities prior to the expiration of its lease in 2001, the Company would be required to renegotiate the term of the lease because it does not have an ownership interest in the facilities or such facilities' leasehold improvements, and upon termination of its lease such improvements would revert to the owner of the facilities. No assurance can be given as to the ability of the Company to renew or relocate its existing facilities on acceptable terms and at an acceptable cost, and the inability of the Company to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

In order to increase manufacturing capacity, in December 1995 Hua Yang (now the Company's book and packaging division) entered into a three-year agreement to lease additional facilities and a dormitory located adjacent to its existing factory. The existing lease will expire in March 2001. There currently is a dispute between the local government and the purported lessor with respect to the ownership of the land on which the additional facilities are located. The Company's book and packaging division continues to occupy and operate from such premises and does not anticipate being required to vacate prior to expiration of the lease in 2001. However, the Company could be required to vacate the premises with little or no notice if its leasehold interest were successfully challenged, which could result in production delays and have an adverse effect on the book and packaging division's business, financial condition and results of operations.

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

The efficient and cost-effective operation of these facilities depends upon the cooperation and support of the development authorities and the joint venture partners (collectively, the "PRC Parties"). Should a dispute develop between the Company and any of the PRC Parties, there can be no assurance that the Company would be able to enforce its understanding of its agreements or interests with any of such PRC Parties, which could result in a significant loss of, or depreciation in the value of, the Company's property and facilities. In any event, ownership interests of land and improvements are considerably more attenuated in the PRC. The Company's investment in property, facilities and improvements, particularly at the Dongguan Facility, are significant and could not be replaced without a considerable new investment, if at all. The lack of cooperation by any of the PRC Parties could subject the Company to additional risks and costs, including the interruption or cessation of its present operations in the PRC, all of which would have a material adverse effect on the Company's business, financial condition and results of operations. In this regard, the Company's book and packaging division occupies its manufacturing facilities pursuant to a joint venture agreement with a third party located in the PRC. Pursuant to that agreement, the PRC party is obligated to contribute the land upon which the facilities are built to the joint venture. Instead, the PRC party has leased the land to the joint venture. This is a breach by the PRC party of the terms of the joint venture, and the Company is currently seeking to rectify the situation. No assurance can be given as to the ability of the Company to cause the PRC party to cure the breach. The Company is unable to assess the effect, if any, if the Company were unable to do so.

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

Reliance on Key Personnel. The success of the Company is substantially dependent upon its executive management, as well as upon its ability to attract and retain additional qualified design, manufacturing and marketing personnel. Upon Mr. George Sun's retirement as the Company's Chief Executive Officer in May 1998, Mr. Alexander M. K. Ngan was appointed President and Chief Executive Officer of the Company. Mr. Ngan has served as a director of the Company since October 1995 and is a partner of ChinaVest, which has assisted the Company with, among other things, executive recruitment and financial management. The loss of the services of any of the Company's current executive management for any reason could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company is not the beneficiary of any "key person" life insurance policy on any such person. Successful expansion of the Company's business will require additional management resources and may require the hiring of additional senior management personnel. See "Directors, Executive Officers and Certain Key Employees."

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

Effect of Principal Shareholders. Funds controlled by ChinaVest Ltd. currently beneficially own 23.3% of the outstanding Shares. As a principal shareholder, ChinaVest has the ability to significantly influence, if not control, the election of the Company's directors and most corporate actions of the Company. Robert A. Theleen, Chairman of the Board of the Company, and Mr. Ngan, President, Chief Executive Officer and a director of the Company, are partners in ChinaVest. See "Principal Shareholders".

Taxation. The Hong Kong statutory income tax rate is currently 16%, and the PRC income tax rate on the Company's Sino-foreign joint ventures is currently a maximum of 27.0% (24% state income tax and 3% local income tax). The Company presently is exempt from PRC income tax pursuant to tax holidays that decreased to partial exemptions in March 1997 and terminate as early as March 2001. The Company will be required to pay taxes in the PRC based on the income, if any, of its subsidiaries as this tax holiday expires. The Company's effective tax rate on a pro forma basis was 12.0% in fiscal year 1998 and on actual was 9.6% for 1999. The amount of income realized is based in a large measure on the transfer prices the Company pays for the products manufactured in its joint ventures located in the PRC. In the event that the PRC were to successfully challenge the transfer prices established by the Company, the Company would become subject to increased taxation in that jurisdiction. As a result, the effective tax rate of the Company would increase, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations. Under interpretations relating to allocation of income under Hong Kong tax law, Zindart recognizes one-half of the gross profit of Zindart as taxable income in Hong Kong, regardless of the amount of gross profit realized in the PRC. In the event that these interpretations change or are held invalid, the Company could be required to recognize more taxable income in Hong Kong. As a result, the effective tax rate of the Company would increase, which would in turn have a material adverse effect on the Company's business, financial condition and results of operations. See Note 13 of the Notes to Consolidated Financial Statements of Zindart.

Year 2000 Compliance. The Company's operation may suffer if the computer systems on which it depends are not Year 2000 compliant. The Company has undertaken a systematic approach to address the Year 2000 issue. It has completed an upgrade of its current systems to pass through the Year 2000 and the implementation and test results are satisfactory. The Company is also building up completed inventory lists and obtaining Year 2000 compliance letters from its supply chain in order to reduce exposure to Year 2000 problems. The Company has also obtained backup generators to reduce its exposure to any disruption of plant operation as a result of Year 2000 problems. In addition, the Company has adopted general procedures in its contingency plans for the safeguard of data and protection of communications between its Hong Kong office and factories in the PRC. Despite these measures, there can be no assurance that the Company will not fall victim to Year 2000 problems. If systems material to our operations fail during the Year 2000 changeover, the Company's business may suffer.

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

Environmental Matters. The Company's operations involve the use of certain toxic substances, including plastic resins, oil-based paints and cleaning solvents. The Company is, and is likely to continue to be, subject to PRC national, provincial and local environmental protection laws and regulations. Such laws and regulations currently impose a uniform fee on industrial wastewater discharges and a graduated schedule of pollution fees for the discharge into the environment of waste substances in excess of applicable standards, require the payment of fines for violations of laws, regulations or decrees and provide for possible closure by the central, provincial or local government of any facility that fails to comply with orders requiring it to cease or cure certain activities deemed by such authorities to be causing environmental damage. The Company currently disposes of its waste substances in a manner it believes is consistent with similarly-situated companies operating in the PRC. Such disposal practices may not be consistent with those of companies operating in the U.S. There can be no assurance that the Company will be in compliance with applicable laws and regulations and will avoid incurring the consequences of non-compliance, or that PRC authorities will not impose additional regulatory requirements that would necessitate additional expenditures for environmental compliance. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Limited Public Market; Possible Volatility of Market Price of ADSs. The public trading volume of the ADSs at times has been limited to date. There can be no assurance that a more active trading market for the ADSs will develop going forward or that, if developed, it will be sustained. Further, there is no public market for the Shares underlying the ADSs. In the past several years, many foreign issuers with market capitalization similar to that of the Company have been unable to sustain an active trading market for their securities. The market price for the ADSs going forward may be highly volatile, as has been the case with the ADSs and the securities of other companies located in emerging market countries. The market price of the ADSs may fluctuate substantially in response to numerous factors, many of which are beyond the Company's control.

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

Market Decline in Southeast Asia. Several countries in Southeast Asia, including Korea, Thailand and Indonesia, have recently experienced significant devaluation of their currencies and a decline in the value of their capital markets. In addition, these countries have experienced a number of bank failures and consolidations. Hong Kong and the PRC, where the Company conduct its sales, production and administrative activities, are still in a recession and there can be no assurance that the Company's operation results will not be affected by the general economic climate in these areas. Because virtually all of the Company's products are sold into developed countries not experiencing these declines, the Company does not believe that the declines in Southeast Asia will affect the demand for the Company's products. Furthermore, because most of the Company's products are, or at the Company's request may be, paid for in U.S. dollars, the Company believes that it is less susceptible to the effects of a devaluation, if subsequently experienced, in the Hong Kong dollar or the PRC Renminbi. The decline in the currencies of these countries may, however, render the Company's products less competitive if competitors in Southeast Asia are able to manufacture competitive products at a lower effective cost. No assurance can be given as to the ability of the Company's products to continue to compete with the products of competitors from these countries or that currency devaluation or other effects of the decline in Southeast Asia will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks Relating to the PRC

Investment in the Company may be adversely affected by the political, social and economic environment in the PRC. The PRC is controlled by the Communist Party of China. Under its current leadership, the PRC has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the PRC government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Political relations between the US and the PRC have been and may continue to be adversely affected by a number of factors. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation or reform money-losing state-owned enterprises, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in the PRC, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than others, and the continuation or increase of such disparities could affect the political or social stability of the PRC.

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

Loss of PRC Facilities; Nationalization; Expropriation. If for any reason the Company were required to move its manufacturing operations outside of the PRC, the Company's profitability, competitiveness and market position could be materially jeopardized, and there could be no assurance that the Company could continue its manufacturing operations. The Company's business and prospects are dependent upon agreements with various entities controlled by PRC governmental instrumentalities. Not only would the Company's operations and prospects be materially and adversely affected by the failure of such entities to honor these contracts, but it might also be difficult to enforce these contracts in the PRC. The Company's investment in property, facilities and improvements in the PRC, particularly at the Dongguan Facility, are significant and comprise substantially all the Company's assets. There can be no assurance that assets and business operations in the PRC will not be nationalized, which could result in the total loss of the Company's investments in that country, or that the Company's ownership interest in its properties and facilities will not otherwise be impaired, which could result in a significant loss of, or depreciation in the value of, such assets. Following the formation of the PRC in 1949, the PRC government renounced various debt obligations incurred by predecessor governments, which obligations remain in default, and expropriated assets without compensation. Accordingly, an investment in the Company involves a risk of total loss.

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

The Company's manufacturing operations are conducted in the Dongguan Facility and the Shenzhen Facility. The Company's die-cast and injection-molded production facilities are located in the Dongguan Facility. The Company's hand-made book, specialty packaging and paper production facilities are located in the Shenzhen Facility. The Company's manufacturing facilities have an aggregate of approximately 1,962,000 square feet of manufacturing space and approximately 643,000 square feet of dormitory space. Virtually all land in the PRC is state-owned, but can be leased from the government on a long-term basis. The Dongguan Facility is built on land held by Zindart pursuant to a 50-year lease of this nature. The operation of the Dongguan Facility is structured as a contractual joint venture with a PRC governmental entity, Dongguan Hengli Trading General Company, which receives an annual fee from the Company but does not share in the profits or losses of the joint venture. This contractual joint venture has a term of 15 years. At the end of this term, the Company will continue to own the principal assets of the joint venture, including the 50-year land lease. Part of the operation of the Shenzhen Facility is structured as a 15-year contractual joint venture known as Shenzhen Huaxuan Printing Product Co., Ltd. with Goshu Economic Development Company, Shenzhen, which receives an annual fee from the Company but does not share in the profits or losses of the joint venture. Unlike the Dongguan Facility, the Company does not own but leases its factory building and land at the Shenzhen Facility. At the end of the joint venture term, the Company will continue to own the other assets of the joint venture, but the land and building will revert to the PRC party of the joint venture company. See "Risk Factors -- Risks Relating to the Company -- Production Facilities; Capacity Limitations" and "-- Dependence on PRC Parties." The plants and equipment owned and operated or leased by the Company are subject to comprehensive PRC laws and regulations that involve substantial risks. See "Risk Factors -- Country Risks" and "-- Risks Relating to the PRC" and "Business-- Manufacturing."

ITEM 3 -  LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

The Company currently maintains insurance coverage with the China Ping An Insurance (HK) Company Limited on its property, plant and equipment in an amount in excess of the current net book value of such assets. It carries business interruption and third-party liability insurance to cover claims arising out of bodily injury or property or environmental damage caused by accidents on its property, or otherwise relating to its operations. Zindart also maintains Directors & Officers Liability insurance for all of its Directors and Officers.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS; CONTROL OF REGISTRANT.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1999.

PART II

ITEM 5 -  MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

The ADSs are traded on the Nasdaq National Market under the symbol "ZNDT". The table below sets forth the high and low sales prices for the ADSs (as reported on the Nasdaq National Market) during the periods indicated. The reported last sale price of the ADSs on the Nasdaq National Market on June 24, 1999 was $7.50.

                                           Price Range of ADSs
                                         -----------------------
                                           High           Low
                                         ---------     ---------
Fiscal Year Ending March 31, 1998

1st Quarter                              $   12.63     $    8.75
2nd Quarter                                  14.00          9.50
3rd Quarter                                  16.50         11.63
4th Quarter                                  14.50         12.00

Fiscal Year Ending March 31, 1999

1st Quarter                              $   15.50     $   12.06
2nd Quarter                                  15.13          6.50
3rd Quarter                                   8.63          5.25
4th Quarter                                   7.38          4.88

As of May 28, 1999, there were two holders of record of the Shares (including the Depositary on behalf of the holders of ADSs) and twenty-nine holders of record of ADSs. Zindart's Shares are not traded on any market. Since certain of the ADSs are held by nominees, the above number is not representative of the actual number of U.S. beneficial holders or the number of ADSs beneficially held by U.S. persons. The depositary for the ADSs is The Bank of New York, New York, New York.

While the Company may pay dividends in the future, the Company intends to retain substantially all of its earnings for expansion of its operations in accordance with its business strategy.

In fiscal 1992 through fiscal 1995, Zindart declared and paid dividends per Share in the amount of $0.44, $0.29, $0.39, and $0.21, respectively. The aggregate amount of dividends paid in these fiscal years was $2,222,000, $1,473,000, $1,959,000, and $1,073,000, respectively. In fiscal 1996, Zindart distributed a dividend in kind of approximately $0.60 per Share consisting of $2,994,000 of a loan receivable and amounts due from a debtor of Zindart. Zindart did not declare a cash dividend in fiscal 1997, 1998 and 1999. Hua Yang has never declared any dividends.

Hua Yang redeemed outstanding preferred stock for $5.0 million upon completion of the Hua Yang Acquisition.

RECENT SALES OF UNREGISTERED SECURITIES

The Company granted incentive stock options and/or non-statutory stock options to employees, directors and consultants. Under its 1997 Equity Incentive Plan, the Company may grant up to an aggregate of 672,500 shares of the Registrant's Shares. In May 1998, the number of shares of common stock reserved for issuance under the plan was increased to 1,320,000. The Shares issued pursuant to the Company's 1997 Equity Incentive Plan were registered on a registration statement on Form S-8, filed with the Securities and Exchange Commission on October 31, 1997.

In connection with the Hua Yang Acquisition, the Company reserved to issue an aggregate of 666,667 Shares to Karl Chan, HYP Holdings Limited and Mr. Karl Chan
(BVI) Holdings Limited, the shareholders of Hua Yang (the "Hua Yang Shareholders"), pursuant to Regulation S and Regulation D of the Securities Act. In the Hua Yang Acquisition, the Hua Yang Shareholders exchanged all outstanding ordinary shares and preferred shares of Hua Yang for $35.0 million in cash and up to 1.0 million Shares. Of the 1.0 million Shares, 666,667 shares were issued at the closing of the Hua Yang Acquisition and placed in escrow for a period of six months to secure the indemnification obligations of Hua Yang, the Hua Yang Shareholders, ChinaVest and certain funds managed by Advent under the Exchange Agreement. As of March 31, 1999, the Company was still in the process of issuing the 666,667 shares reserved in connection of with the Hua Yang acquisition from escrow.

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

United States Federal Income Taxation

The following discussion summarizes the United States federal income tax considerations that are likely to be material to a holder of the ADSs who is a United States citizen or resident, a United States domestic corporation or partnership, an estate the income of which is subject to United States federal income taxation regardless of its source, or a trust if (i) a court within the United States is able to exercise primary supervision over its administration,
(ii) one or more United States persons have the authority to control all substantial decisions who owns the ADSs as a capital asset (a "United States Investor"). For purposes of the following discussion, a United States Investor who acquires the ADSs shall be deemed to own the Shares represented thereby. The summary does not address the United States federal income tax treatment of certain types of investors (such as non-United States Investors, insurance companies, tax-exempt entities, financial institutions, broker-dealers and investors who hold Shares as part of hedging, conversion or other risk reduction transactions or are subject to the alternative minimum tax provisions of the Code (defined below)), all of whom may be subject to tax rules that differ significantly from those summarized below. Prospective investors, including investors other than United States Investors, are advised to consult their own tax advisors with respect to their particular circumstances and with respect to the effects of state, local or foreign tax laws to which they may be subject.

This summary is based on the Code, Treasury regulations, court decisions and current administrative rulings and pronouncements of the United States Internal Revenue Service ("IRS") in effect as of the date of this Annual Report on Form 10-K, all of which are subject to change, possibly with retroactive effect. There can be no assurance that future changes in applicable law or administrative and judicial interpretations thereof will not adversely affect the tax consequences discussed herein. The Company has not requested and does not intend to request a ruling from the IRS or an opinion of counsel with respect to the United States federal income tax consequences discussed herein. Prospective purchasers are advised to consult their own tax advisors regarding the tax consequences of acquiring, holding or disposing of the Shares in light of their particular circumstances.

Taxation of the Company. The Company will be subject to United States federal income tax only to the extent it has income which has its source in the United States or is effectively connected with a United States trade or business. Income derived by the Company from its business in the PRC or Hong Kong should not constitute United States source income. It is possible that the Company may invest in United States securities or cash equivalents. Income derived from United States securities or cash equivalents will generally constitute United States source income and may therefore be subject to United States federal income tax unless a statutory or income tax treaty exemption applies.

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

Basis in Shares. A United States Investor will generally have a basis in the Shares equal to such investor's purchase price for United States federal income tax purposes.

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

Dispositions of Shares. Subject to the discussion below of the consequences of the Company being treated as a Passive Foreign Investment Company or a Foreign Investment Company, gain or loss realized by a United States Investor (other than a 10-Percent Shareholder of the Company) on the sale or other disposition of Shares will be subject to United States federal income tax as capital gain or loss in an amount equal to the difference between such United States Investor's basis in the Shares and the amount realized on the disposition. Such capital gain or loss will be long-term capital gain or loss if the United States Investor has held the Shares for more than one year at the time of the sale or exchange. The maximum rate of tax on long-term capital gains on most capital assets held by an individual for more than one year is 20%. The maximum rate of tax on short-term capital gains or capital assets held by an individual for one year or less is 39.6%.

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

If the Company were to be treated as a PFIC, then, unless a United States Investor who owns Shares in the Company elects to have the Company treated as a "qualified electing fund" (a "QEF") as described below, the following rules apply:

1. Distributions made by the Company during a taxable year to a United States Investor who owns Shares in the Company that are an "excess distribution" (defined generally as the excess of the amount received with respect to the Shares in any taxable year over 125% of the average received in the shorter of either the three previous years or such United States Investor's holding period before the taxable year) must be allocated ratably to each day of such shareholder's holding period. The amount allocated to the current taxable year must be included as ordinary income in gross income for that year. Amounts allocated to the current taxable year and to periods prior to the first day of the first taxable year in which the Company became a PFIC must be included as ordinary income in gross income for the current year. With respect to amounts allocated to each prior taxable year during which the Company was a PFIC, that tax is calculated at the highest rate in effect for such shareholder in that prior year. The tax is subject to an interest charge at the rate applicable to deficiencies in income taxes, and such tax liability (including the interest charge) is added to the U.S. Investors tax liability for the current year without regard to his, her, or its other tax characteristics.

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

Controlled Foreign Corporations. Sections 951 through 964 and Section 1248 of the Code relate to controlled foreign corporations ("CFC"). The CFC provisions may impute some portion of such a corporation's undistributed income to certain shareholders on a current basis and convert into dividend income some portion of gains on dispositions of stock which would otherwise qualify for capital gains treatment. In general, the CFC provisions will apply to the Company only if 10-Percent Shareholders who are United States Investors own in the aggregate (or are deemed to own after application of complex attribution rules), more than 50% (measured by voting power or value) of the Shares of the Company. The Company does not believe that it is currently a CFC. It is possible that the Company could become a CFC in the future. Even if the Company were classified as a CFC in a future year, however, the CFC rules referred to above would apply only with respect to 10-Percent Shareholders who are United States Investors.

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

A corporation will be classified as a foreign investment company (a "FIC") if for any taxable year it (i) is registered under the Investment Company Act of 1940, as amended, as a management company or share investment trust or is engaged primarily in the business of investing or trading in securities or commodities (or any interest therein) and (ii) 50% or more of the value or the total combined voting power of all the corporation's stock is owned directly or indirectly (including stock owned through the application of attribution rules) by United States persons. In general, unless an FIC elects to distribute 90% or more of its taxable income (determined under United States tax principles as specially adjusted) to its shareholders, gain on the sale or exchange of FIC stock is treated as ordinary income (rather than capital gain) to the extent of such shareholder's ratable share of the corporation's earnings and profits for the period during which such stock was held. The Company believes that it is not currently a PHC, FPHC or FIC. However, no assurance can be given as to the Company's future status.

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

HONG KONG TAXATION

The following discussion summarizes the taxes applicable to the Company and its shareholders under Hong Kong law:

Profits Tax. The Company is subject to profits tax on all profits (excluding capital profits) arising in or derived from Hong Kong. The source of income is therefore the relevant factor, and this is generally regarded as a question of fact. There are certain situations in which the Hong Kong tax authorities are prepared to accept apportionment of chargeable profits, for example when a Hong Kong-based company has manufacturing facilities in the PRC. The proportion of income originating from the PRC and Hong Kong respectively in such situations is a question of fact. However, where apportionment is appropriate, the Hong Kong tax authorities usually adopt a 50:50 allocation unless compelling circumstances dictate otherwise. Profits tax is levied at the rate of 16% for corporations and 15.0% for unincorporated entities. Generally speaking, business losses may be carried forward indefinitely to be offset against future profits of the Company. See "Risk Factors -- Risks Relating to the Company -- Taxation."

Capital Gains/Taxation of Dividends. Hong Kong does not have any form of capital gains tax. Neither does it have any form of dividend taxation or withholding taxes, and hence profits accumulated in a Hong Kong company can be distributed as dividends without tax deduction in Hong Kong. However, Hong Kong profits tax will be charged on trading gains from the sale of property that are derived from or arose in Hong Kong, by persons carrying on a trade in Hong Kong where such gains are from such trade. Liability for Hong Kong profits tax would therefore arise in respect of trading gains from the sale of the ADSs or Shares realized by persons carrying on a business of trading or dealing in securities in Hong Kong.

Estate Duty. Estate duties are imposed upon the value of properties situated in Hong Kong that pass to a person's estate upon his or her death. ADSs or Shares that are registered outside Hong Kong are not regarded as properties situated in Hong Kong for estate duty purposes.

Stamp Duty. Hong Kong stamp duty is generally payable by the purchaser on every purchase, and by the seller on every sale, of shares of Hong Kong-incorporated companies. The duty is charged to both the purchaser and the seller at the rate of HK$1.25 per HK$1,000 or part thereof of the consideration for, or (if greater) the value of, the shares transferred. In addition, a fixed duty of HK$5 is currently payable on an instrument of transfer of such shares. Under the current practices of the Hong Kong Inland Revenue Department, if ADSs are not specifically identified to correspond with particular underlying Shares, the issuance of ADSs upon the deposit of Shares issued directly to the Depositary or for the account of the Depositary should not be subject to stamp duty, nor should any Hong Kong stamp duty be payable upon the transfer of ADSs outside Hong Kong.

PRC TAXATION

The following discussion summarizes the taxes applicable to the Company's investment in the PRC under PRC law:

Income Tax. The Company's investment is subject to the Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises ("the Foreign Investment Enterprise Tax Law"). Pursuant to the Foreign Investment Enterprise Tax Law, Sino-foreign equity and contractual joint venture enterprises generally are subject to an income tax at an effective rate of 33%, which is comprised of a state tax of 30% and a local tax of 3%. The Foreign Investment Enterprise Tax Law generally exempts Sino-foreign equity and contractual joint venture enterprises engaged in manufacturing with an operating term of more than ten years from state and local income taxes for two years starting from the first profitable year of operations, followed by a 50% reduction for the next three years. The first profitable year for the Dongguan Facility begun on January 1, 1999. The tax exemption period of Shenzhen Huaxuan Printing Product Co., Ltd. expired on December 31, 1997, and it is subject to PRC income tax at the rate of 7.5% thereafter.

Value-Added Tax ("VAT"). Effective January 1, 1994, all goods produced or processed in the PRC, other than real property are subject to a new VAT at each stage or sale in the process of manufacture, processing and distribution through the sale to the ultimate consumer of the goods. The new basic VAT rate for the Company is 17% of the sale price of the item. The seller of the goods adds 17% to the sale price of the item, separately invoiced (except in the case of retail sales), and collects the applicable amount of VAT through the sale of the item. The amount of the seller's VAT liability to the Tax Bureau is calculated as the amount of sales multiplied by the applicable VAT rate. The amount of the seller's VAT liability may be reduced by deducting the invoiced amount of VAT included in the materials, parts and other items purchased by the seller and used in producing the goods.

For foreign investment enterprises ("FIEs") established before December 31, 1993, goods produced for export sales were exempt from VAT. However, with effect from January 1, 1999, such FIEs shall apply the "Exempt, Credit, Refund" method (hereinafter the "ECR method") with respect to goods produced for export sales.

Under the ECR method, for those FIEs that are production enterprises that export self-produced goods on their own account with import-export rights or that export through an import/export agent, export products are exempt from VAT. However, before the input VAT paid on raw materials can be used to offset the sales VAT of goods sold to the domestic market, the tax bureau will calculate the "non-creditable & non-refundable" amount of VAT. This amount is the difference between the applicable export sales VAT rate and the VAT refund rate, multiplied by the export product's FOB sales price less the taxable value of any bonded raw materials. This amount of VAT is not eligible to be treated as input VAT for offset or refund.

Based on the products produced by the Company, the input VAT rate is 11% effective from January 1, 1999, pursuant to the Circular [1999] 17 issued by the Ministry of Finance and the State Administration of Taxation. The applicable export sales VAT rate is 17%. Accordingly, the non-creditable & non-refundable amount of VAT would equal 6% of the export product's FOB sales price after deducting the taxable value of any bonded raw materials and would become the Company's additional cost of sales if the input VAT paid is smaller than the non-creditable & non-refundable amount.

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

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA
         (In Thousands, Except Per Share Data)

RESTATED COMPANY

The following selected consolidated financial data are that of Zindart and after inclusion of the operating results of Hua Yang, as a result of giving retroactive effect for fiscal 1995 to fiscal 1998 presented, to the Hua Yang Acquisition as a reorganization of companies under common control, similar to a pooling of interests. Under such presentation, net income is reduced through the minority interests for the portion of shareholdings in Hua Yang not held under common control. The following consolidated financial data presented for fiscal 1999 are actual. The following selected consolidated statement of operations data for the fiscal years ended March 31, 1997, 1998 and 1999 and the following selected consolidated balance sheet data as of March 31, 1998 and 1999 are derived from the audited Consolidated Financial Statements of the Company and notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been audited by Arthur Andersen & Co., independent public accountants. The selected consolidated statement of operations data for the year ended March 31, 1995 and 1996 and the selected consolidated balance sheet data as of March 31, 1996 and 1997 not included elsewhere in this Annual Report have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") and are audited by Arthur Andersen & Co., independent public accountants. The selected consolidated balance sheet data as of March 31, 1995 have been derived from unaudited financial statements of the Company not included elsewhere in this Annual Report.

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

                                                                                Years Ended March 31,
                                                    ------------------------------------------------------------------------------
                                                    1995(1)            1996             1997             1998              1999
                                                    --------         --------         --------         ---------         ---------
Statement of Operations Data:-

Net sales                                           $ 43,479         $ 83,333         $ 95,616         $ 111,534         $ 113,605
Cost of goods sold                                   (30,471)         (56,910)         (69,388)          (77,422)          (78,323)
                                                    --------         --------         --------         ---------         ---------
  Gross profit                                        13,008           26,423           26,228            34,112            35,282
Selling, general and administrative expenses          (8,504)         (13,158)         (14,833)          (19,140)          (20,479)
Interest income (expense), net                            92             (375)            (878)              389                35
Other income (expense), net                              515             (430)             330              (314)             (537)
                                                    --------         --------         --------         ---------         ---------
  Income before income taxes                           5,111           12,460           10,847            15,047            14,301
Provision for income taxes                              (483)            (488)            (781)           (1,419)           (1,377)
                                                    --------         --------         --------         ---------         ---------
  Income before minority interests                     4,628           11,972           10,066            13,628            12,924
Minority interests                                      (394)          (4,514)          (2,920)           (3,632)             (757)
                                                    --------         --------         --------         ---------         ---------
  Net income                                        $  4,234         $  7,458         $  7,146         $   9,996         $  12,167
                                                    ========         ========         ========         =========         =========
Earnings per common share

  -- Basic                                          $   0.80         $   1.41         $   1.33         $    1.41         $    1.38
                                                    ========         ========         ========         =========         =========
  -- Diluted(2)                                     $   0.80         $   1.41         $   1.33         $    1.40         $    1.38
                                                    ========         ========         ========         =========         =========

Weighted average number of common
  shares outstanding(3)

  -- Basic                                             5,280            5,280            5,383             7,109             8,804
                                                    ========         ========         ========         =========         =========
  -- Diluted                                           5,280            5,280            5,383             7,155             8,827
                                                    ========         ========         ========         =========         =========

                                                              As of March 31,
                                        ------------------------------------------------------------
                                         1995         1996         1997          1998         1999
                                        -------      -------      -------      --------      -------
Balance Sheet Data :-

Cash and bank deposits                  $ 4,313      $ 6,267      $21,286      $ 22,373      $17,061
Working capital                          12,356       16,221       34,096        40,246       27,429
Property, machinery, equipment
   and capital leases, net               11,054       21,034       21,662        29,177       30,311
Total assets                             43,953       60,330       77,568       105,827       90,911
Short-term debt(4)                        2,074       10,212        3,920          --           --
Long-term debt and capital lease
  obligations, non-current portion          859        4,321        2,888        30,000         --
Shareholders' equity                     15,989       20,448       39,836        50,827       67,778

---------

(1) Includes approximately 42% of the operating results of Hua Yang for the period from January 1, 1995 (the date Hua Yang became beneficially owned by the ChinaVest IV Funds) to March 31, 1995.

(2) Diluted earnings per common share reflects the dilution that would have resulted from the exercise of stock options. Diluted earnings per common share is computed by dividing net income for each period by the weighted average number of common shares outstanding and all dilutive securities outstanding during the periods and is adjusted for the issuance of 279,863 shares, which represents an approximately 42% effective interest in the number of Shares reserved to issue at the closing of the Hua Yang Acquisition.

(3) The weighted average number of common shares outstanding is adjusted for the issuance of 279,863 Shares up to February 13, 1998 (date of completion of Hua Yang Acquisition), which represents an approximately 42% effective interest in the number of Shares reserved to issue at the closing of the Hua Yang Acquisition.

(4) Includes current portions of long-term debt and capital lease obligations.

PRO FORMA FINANCIAL DATA
(In Thousands, Except per Share Data)

The following unaudited pro forma consolidated statement of operations data give effect to the Hua Yang Acquisition as if it had occurred on April 1, 1997 for the year ended March 31, 1998, with the expenses relating to the acquisition recorded in the year ended March 31, 1998. The unaudited pro forma financial data sets forth below reflect pro forma adjustments that are based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma financial data are not necessarily indicative of the results that would have been achieved had such transaction been consummated as of the dates indicated or of the results that may be achieved in the future. The following unaudited pro forma consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the notes thereto contained elsewhere in this Annual Report.

            Unaudited Pro Forma Consolidated Statement of Operations

                                                                 Year Ended March 31, 1998
                                                         -------------------------------------------
                                                                        Pro Forma
                                                         Restated(a)    Adjustments       Pro Forma
                                                         -----------    -----------       ----------
Net Sales                                                 $ 111,534                       $ 111,534
Cost of goods sold                                          (77,422)                        (77,422)
                                                          ---------                       ---------
  Gross profit                                               34,112                          34,112
Selling, general and administrative expenses                (19,140)        (309)(b)        (19,449)
Interest expenses                                              (698)      (1,963)(d)         (2,661)
Interest income                                               1,087         (392)(d)            695
Other expenses, net                                            (229)                           (229)
Amortization of goodwill                                        (85)        (525)(c)           (610)
                                                          ---------                       ---------
  Income before income taxes                                 15,047                          11,858
Provision for income taxes                                   (1,419)                         (1,419)
                                                          ---------                       ---------
  Income before minority interests                           13,628                          10,439
Minority interests                                           (3,632)       2,901(e)            (731)
                                                          ---------                       ---------
  Net income                                              $   9,996                       $   9,708
                                                          =========                       =========
Earnings per common share

  -- Basic                                                $    1.41                       $    1.30
                                                          =========                       =========
  -- Diluted                                              $    1.40                       $    1.30
                                                          =========                       =========
Weighted average number of common shares outstanding

  -- Basic                                                    7,109                           7,447
                                                          =========                       =========
  -- Diluted                                                  7,155                           7,493
                                                          =========                       =========

(a) The financial statements of the company include approximately 42% of the results of Hua Yang prior to February 13, 1998 (the date the Hua Yang Acquisition was completed) to give retroactive effect to the Hua Yang Acquisition as a reorganization of companies under common control, similar to a pooling of interests.

(b) To record amortization of deferred debt costs on a straight-line basis with respect to the revolving credit facility obtained to finance the Hua Yang Acquisition.

(c) To record amortization of goodwill resulting from the Hua Yang Acquisition over 20 years.

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

                                                               Year Ended
                                                             March 31, 1998
                                                             --------------
Purchase Consideration(1)                                       $ 43,833
Transaction Cost Related to the Hua Yang Acquisition               1,163
                                                                --------
                                                                  44,996

Less: Net tangible assets of Hua Yang (excluding goodwill)
      after adjustment for the redemption of certain
      outstanding preferred stock of Hua Yang for $5.0
      million(2)                                                 (24,347)
                                                                --------
                                                                  20,649

Ownership of Hua Yang not held under common control                 58.0%
                                                                --------
Goodwill                                                          11,981

                                                                --------
Amortization for a 12 month period                              $    599
Less: Amortization already recorded in the
      consolidated statements of operations                          (74)
                                                                --------
                                                                $    525
                                                                ========

(1) Includes $35.0 million in cash and 666,667 shares of Zindart issued at a price of $13.25 per share .

(2)     The details of the net tangible assets of Hua Yang acquired were:

        Net tangible assets of Hua Yang include:-
        Cash and bank deposits                                   $  4,383
        Accounts receivable                                        12,817
        Due from related companies                                     70
        Deposits and prepayments                                      290
        Inventories                                                 4,764
        Property, machinery, equipment and capital leases           9,379
        Capital lease obligations                                  (1,354)
        Accounts payable                                           (2,071)
        Accrued liabilities                                        (3,230)
        Taxation payable                                             (701)
                                                                 --------
                                                                 $ 24,347
                                                                 ========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data presented herein for fiscal 1999 are actual. The following discussion relating to statement of operations for fiscal 1998 and 1997 are on both a restated and pro forma basis.

The restated financial information is presented after inclusion of the operating results of Hua Yang, to give retroactive effect for all periods presented to the acquisition of Hua Yang as a reorganization of companies under common control, similar to a pooling of interests. Under such presentation, for periods prior to completion of the acquisition of Hua Yang, net income is reduced through the minority interests for the portion of shareholdings in Hua Yang not held under common control. See Note 2 of Notes to Consolidated Financial Statements.

The pro forma data give effect to the acquisition of Hua Yang as if it had occurred on April 1, 1996 and 1997 for the years ended March 31, 1997 and 1998. The pro forma financial data set forth reflects pro forma adjustments that are based upon available information and certain assumptions that the Company believes are reasonable. Pro forma adjustments are comprised primarily of (i) an increase in interest expense arising from borrowings to finance the acquisition and the reduction of interest income due to utilization of cash for the payment of part of the consideration of the Hua Yang Acquisition and the redemption by Hua Yang of certain of its outstanding preferred stock prior to the acquisition;
(ii) an increase in goodwill amortization resulting from the acquisition; (iii) a reversal of the minority interests in the results of Hua Yang relating to shareholdings in Hua Yang not held under common control; and (iv) amortization of underwriting and management fees with respect to the borrowings to finance the acquisition.

The fiscal year ended March 31, 1999 is referred to herein as fiscal 1999, the fiscal year ended March 31, 1998 is referred to herein as fiscal 1998 and the fiscal year ended March 31, 1997 is referred to herein as fiscal 1997.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Annual Report.

Overview

The Company is a turnkey manufacturer of high-quality die-cast, injection-molded and paper products that require a significant degree of engineering and hand-assembly expertise to produce. The Company manufactures die-cast collectibles, collectible holiday ornaments, toys, hand-made books, specialty packaging and other paper products. The Company is headquartered in Hong Kong, and its manufacturing operations are located in the neighboring Guangdong Province of the PRC.

The Company's customers for die-cast and injection-molded products include Hallmark, Ertl, Mattel(R) and Sieper Werke GmbH. For books, paper and packaging products, the Company's customers include Mattel(R), Intervisual Books, Inc., Penguin Putnam Inc. and Imago Publishing Limited. The Company is dependent on sales to Hallmark, Ertl and Mattel (R). See "Risk Factors - Risks Relating to the Company - Dependence on Major Customers."

After the completion of Phase III construction of its Dongguan plant in December 1998, including an additional dormitory and a warehouse, the Company now has an aggregate of 1,962,000 square feet of manufacturing space with the capacity for up to 15,700 workers in its two manufacturing facilities. See "Risk Factors - Country Risks - Dependence on PRC Parties" and "Risks Relating to the PRC - Loss of PRC Facilities; Nationalization; Expropriation."

The Company's operating results in the past have fluctuated and those results may fluctuate in the future. The Company ceases production for a two-week period during January or February of each year due to the Chinese New Year holiday, which has caused revenues during the fourth fiscal quarter of each year to be lower than revenues during the other three quarters. The Company may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of receipt of orders from customers and the shipment of products. Sales of books are weighted toward the Christmas season; as a result, book sales in the first half of the fiscal year are generally higher than the second half. The Company may experience annual and quarterly variations in operating results and, accordingly, the trading price of the ADSs may be subject to fluctuations in response to such variations. See "Risk Factors
- Risks Relating to the Company Ability to Manage Growth and Fluctuations" and "Possible Fluctuations in Operating Results; Reduced Revenue in the Fourth Fiscal Quarter."

The table below sets forth certain statement of operations data as a percentage of net sales for the fiscal years ended March 31, 1997, 1998 and 1999. Figures presented for the fiscal years ended March 31, 1997 and 1998 are on a restated basis whereas the figures for the fiscal year ended March 31, 1999 are actual.

                                        1997            1998            1999
                                        -----           -----           -----
Net sales                               100.0%          100.0%          100.0%

Gross profit                             27.4%           30.6%           31.1%

Selling, general and
    administrative expenses              15.5%           17.2%           18.0%

Operating income                         11.9%           13.4%           13.0%

Interest income (expenses), net          (0.9)%           0.3%             --

Other income (expenses), net              0.4%           (0.2)%           0.1%

Amortization of goodwill                   --              --            (0.6)%

Income before income taxes               11.3%           13.5%           12.6%

Provision for income taxes                0.8%            1.3%            1.2%

Minority interests                        3.1%            3.3%            0.7%

Net income                                7.5%            9.0%           10.7%

The table below sets forth certain statement of operations data as a percentage of net sales for the fiscal years ended March 31, 1997, 1998 and 1999. Figures presented for the fiscal years ended March 31, 1997 and 1998 are on pro forma basis whereas the figures for fiscal year ended March 31, 1999 are actual.

                                        1997           1998            1999
                                       ------         ------          ------
Net sales                               100.0%         100.0%          100.0%

Gross profit                             27.4%          30.6%           31.1%

Selling, general and
    administrative expenses              15.8%          17.4%           18.0%

Operating income                         11.6%          13.1%           13.0%

Interest income (expenses), net           3.7%           1.8%             --

Other income (expenses), net              0.4%          (0.2)%           0.1%

Amortization of goodwill                  0.6%           0.5%           (0.6)%

Income before income taxes                7.6%          10.6%           12.6%

Provision for income taxes                0.8%           1.3%            1.2%

Minority interests                        0.9%           0.7%            0.7%

Net income                                5.8%           8.7%           10.7%

Year Ended March 31, 1999 and 1998

Net Sales. The Company's net sales were $113.6 million for fiscal 1999, an increase of $2.1 million, or 1.9%, from $111.5 million in fiscal 1998. The increase was primarily due to the increase in sales of Zindart's die-cast collectibles to Ertl and Mattel(R), and was partially offset by a reduction in packaging orders from Mattel(R) as a result of the slowdown in Barbie sales over the past year.

Gross Profit. The Company's gross profit was $35.3 million for fiscal 1999, an increase of $1.2 million, or 3.5%, from $34.1 million in fiscal 1998. Gross margin was 31.1% in fiscal 1999 and 30.6% in fiscal 1998. Gross margin increased due to a change in product mix and overhead savings as a result of the merger of several divisions of Zindart and Hua Yang.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $20.5 million for fiscal 1999, an increase of $1.4 million, or 7.3%, from $19.1 million in fiscal 1998. Selling, general and administrative expenses constituted 18.0% of net sales in fiscal 1999 and 17.2% in fiscal 1998. Selling, general and administrative expenses for the Company increased due to (i) a $137,000 commitment fee paid during the year for the revolving credit facility of Credit Suisse First Boston ("CSFB") and (ii) a $928,000 amortization and one-off write off of the debt issuance cost in the last quarter of fiscal 1999 upon full repayment of the CSFB loan and cancellation of this revolving credit facility. The Company's selling, general and administrative expenses were $20.5 million for fiscal 1999, an increase of $1.1 million, or 5.7% from $19.4 million in fiscal 1998 on a pro forma basis.

Interest Income (Expenses), Net. The Company's interest income (expense), net, was $35,000 in fiscal 1999, as compared to $389,000 in fiscal 1998. The decrease was due to the Company's acquisition of Hua Yang in February 1998 and the Company's gradual repayment of the CSFB loan of $30 million during the year. The Company's interest income (expenses), net, was $35,000 in fiscal 1999, as compared to ($1,966,000) in fiscal 1998 on a pro forma basis. The increase in net interest income was due to a decrease in interest expenses for CSFB loan as a result of full repayment of this loan during fiscal 1999.

Other Income (Expenses), Net. The Company's other income (expenses), net, was $161,000 in fiscal 1999, as compared to ($229,000) in fiscal 1998. The increase in other income was due to a one-time transaction cost of $488,000 expensed in fiscal 1998.

Amortization of Goodwill. The Company's amortization of goodwill was $698,000 in fiscal 1999, an increase of $614,000 from $84,000 in fiscal 1998. On a pro forma basis, the Company's amortization of goodwill in fiscal 1999 represented an increase of $88,000 over the pro forma goodwill amortization of $610,000 in fiscal 1998. The increase of $88,000 in goodwill amortization expenses was due to the acquisition of an additional 39% ownership interest in Luen Tat Mould Manufacturing Limited and an additional 33% ownership interest in Luen Tat Model Design Company Limited during the year.

Provision For Income Taxes. The effective income tax rate for the Company was 9.6% in fiscal 1999 and 9.4% in fiscal 1998.

Minority Interests. The Company's minority interests were $0.8 million in fiscal 1999 and $3.6 million in fiscal 1998. The decrease in minority interests was due to the Company's acquisition of an additional 39% ownership interest in Luen Tat Mould Manufacturing Limited during the year. On a pro forma basis, the Company incurred an increase of $26,000 in minority interests expenses over the $731,000 incurred in fiscal 1998.

Net Income. The Company's net income was $12.2 million in fiscal 1999, an increase of $2.2 million or 22.0% from $10.0 million in fiscal 1998 on a restated basis and an increase of $2.5 million or 25.8% from $9.7 million in fiscal 1998 on a pro forma basis.

Year Ended March 31, 1998 and 1997

Net Sales. The Company's net sales were $111.5 million for fiscal 1998, an increase of $15.9 million, or 16.6%, from $95.6 million in fiscal 1997. The increase was primarily due to an increase in sales of Zindart's die-cast collectibles to Mattel (R) in the second and third quarters, partially offset by constrained sales growth in the first quarter resulting from one-time labor shortages that abated early in the second quarter. The increase was also due in part in additional marketing efforts at the Company's Hua Yang book and packaging division as well as a rebound in market share after the book and packaging division reduced prices in last fiscal 1997.

Gross Profit. The Company's gross profit totaled $34.1 million for fiscal 1998, an increase of $7.9 million, or 30.2%, from $26.2 million in fiscal 1997. Gross margin was 30.6% in fiscal 1998 and 27.4% in fiscal 1997. Gross margin increased due to a change in product mix and saving of overhead as a result of the consolidation of old factories into the expanded Dongguan Facility. During fiscal 1997, Zindart incurred costs associated with operating the Dongguan Facility at less than full capacity and training new employees.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $19.1 million for fiscal 1998, an increase of $4.3 million, or 29.1%, from $14.8 million in fiscal 1997. Selling, general and administrative expenses constituted 17.2% of net sales in fiscal 1998 and 15.5% in fiscal 1997. Selling, general and administrative expenses for Zindart increased due to additional professional expenses associated with Zindart's status as a public company. Expenses for the book and packaging division increased primarily due to higher freight costs and bad debt provision due to slippage and claims made in the second and third quarters. Pro forma selling, general and administrative expenses would have been $19.4 million for fiscal 1998 and $15.1 million for fiscal 1997. The difference between the pro forma and restated expenses is due to the amortization of underwriting and management fees with respect to the borrowings to finance the Hua Yang Acquisition.

Interest Income (Expenses), Net. The Company's interest income (expenses), net, was $389,000 in fiscal 1998 as compared to ($878,000) in fiscal 1997. On a pro forma basis, the Company would have had interest expense of approximately $2.0 million in fiscal 1998 and $3.6 million in fiscal 1997. The decrease in interest expenses on a pro forma basis from the restrained operating results would have been due to an increase in interest income generated from the proceeds of two public offerings received in March 1997 and 1998.

Other Income (Expenses), Net. The Company's other income (expenses), net, totaled ($229,000) in fiscal 1998 as compared to other income of $340,000 in fiscal 1997. On a pro forma basis, the Company would have had other expense of $229,000 in fiscal 1998 and other income of $340,000 in fiscal 1997. The increase in other expenses on a pro forma basis would have been due to an increase in amortization expense of debt issuance expenses incurred as a result of the acquisition.

Amortization of goodwill. The Company's amortization of goodwill on a pro forma basis would have been substantially higher than on a restated basis for fiscal 1998 and 1997 due to an increase in goodwill amortization that would have resulted from the Hua Yang Acquisition. On a restated basis, amortization of goodwill resulting from the acquisition of $75,000 is included only for the period from the date of acquisition in February 1998 through the end of March in fiscal 1998.

Provision For Income Taxes. The effective income tax rate for the Company was 9.4% in fiscal 1998 and 7.2% in fiscal 1997. See "Business -- Risk Factors -- Risks Relating to the Company -- Taxation."

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

Liquidity and Capital Resources

The Company has financed its operations through cash from operations and sales of equity securities. Cash and bank deposits were $17.1 million at March 31, 1999. Cash generated from operating activities was $26.5 million for fiscal 1999. Cash used in investing activities for fiscal 1999 was $6.5 million, primarily as a result of (i) acquisition of an additional ownership interest in Luen Tat Mould Manufacturing Limited, a subsidiary of the Company and (ii) capital expenditures of $4.8 million for the acquisition of plant and equipment ($9.4 million for fiscal 1998 and $3.9 million for fiscal 1997). The Company's cash used in financing activities during fiscal 1999 was $25.2 million, primarily for repayment of the CSFB loan.

The Company has revolving lines of credit with two banks: Standard Chartered Bank and The Hong Kong and Shanghai Banking Corporation Limited. As of March 31, 1999, the Company had banking facilities of up to $16.8 million and unused facilities as of the same date amounted to $16.0 million. During fiscal 1999, the Company repaid the $30.0 million CSFB loan and canceled the revolving credit facility in February 1999.

Consistent with practice in industry, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances, through internally generated cash flow and loans. The Company's accounts receivable balance at March 31, 1999 was $18.9 million. As of March 31, 1999, the Company had capital commitments amounting to approximately $214,000 relating to purchase of machinery and tools. The Company anticipates that its capital expenditures in fiscal 2000 will be approximately the same as that of fiscal 1999, or approximately $5.5 million. See "Risk Factors -- Risks Relating to the Company -- Production Facilities; Capacity Limitations."

The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities. The Company believes that this source will be adequate to meet the Company's anticipated future requirements for working capital and capital expenditures. However, there can be no assurance that these resources will be adequate to meet the Company's needs. In the event that the Company requires additional capital, it may be required to issue additional equity securities, which could result in additional dilution to existing stockholders, or to borrow such funds, which could adversely affect operating results. No assurance can be given that such capital will be available. See "Risk Factors -- Risks Relating to the Company -- Production Facilities; Capacity Limitations".

In May 1999, the Company entered into a credit agreement with Intervisual Books, Inc. ("IBI"). Under the terms of IBI agreement, the Company agreed to provide a $2,300,000 revolving credit facility to IBI, due to mature in May 2000 and secured by certain assets of IBI. The IBI agreement may be extended for an additional year in exchange for certain warrants in IBI stock.

Exchange Rate Risk

The Company's sales are denominated either in U.S. Dollars or Hong Kong dollars. The largest portion of the Company's expenses are denominated in Hong Kong Dollars, followed by Renminbi (the PRC's currency) and U.S. Dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. Dollar, the Hong Kong dollar and Renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong dollar or Renminbi relative to the U.S. Dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Country Risks -- Exchange Rate Risks" and "-- Market Decline in Southeast Asia."

The Year 2000 Issues

The Company has undertaken a systematic approach to address the Year 2000 issue. It has completed an upgrade of its current systems to pass through the Year 2000 and the implementation and test results are satisfactory. In addition, a detailed contingency plan has been established to deal with any unpredictable situations. Moreover, the Company has adopted general procedures in its contingency plans for the safeguard of data and the protection of communications between its Hong Kong offices and factories in the PRC.

ITEM 8 - REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Zindart Limited:

We have audited the accompanying consolidated balance sheets of Zindart Limited (incorporated in Hong Kong; "the Company") and Subsidiaries ("the Group") as of March 31, 1998 and 1999, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended March 31, 1997, 1998 and 1999. The financial statements for the years ended March 31, 1997 and 1998 give retroactive effect to the acquisition of Hua Yang Holdings Co., Ltd. as a reorganization of companies under common control as described in Note 2 to the accompanying financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zindart Limited and Subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended March 31, 1997, 1998 and 1999, after giving retroactive effect to the acquisition of Hua Yang Holdings Co., Ltd. as a reorganization of companies under common control as described in Note 2 to the accompanying financial statements, in conformity with generally accepted accounting principles in the United States of America.

ARTHUR ANDERSEN & CO.

Certified Public Accountants
Hong Kong

Hong Kong,
June 10, 1999.

                        ZINDART LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                          AS OF MARCH 31, 1998 AND 1999

      (Amounts expressed in United States dollars unless otherwise stated)

                                                     Note       1 9 9 8          1 9 9 9
                                                     ----       --------         -------
                                                                   $'000             $'000
        ASSETS

        Current assets:
          Cash and bank deposits                                  22,373          17,061
          Accounts receivable, net                     5          24,645          18,871
          Bills receivable                                            55             256
          Deposits and prepayments                     6           1,897           1,379
          Inventories, net                             7          13,950          11,078
                                                                --------         -------

                Total current assets                              62,920          48,645

        Property, machinery and equipment, net         8          29,177          30,311
        Construction-in-progress                                     403            --
        Long-term investment                                         179            --
        Goodwill, net                                  9          11,963          11,955
        Deferred expenditures                         10           1,185            --
                                                                --------         -------

                Total assets                                     105,827          90,911
                                                                ========         =======

        LIABILITIES, MINORITY INTERESTS AND
          SHAREHOLDERS' EQUITY

        Current liabilities:

          Accounts payable                                         6,362           5,421
          Receipts in advance                                      3,278           1,802
          Accrued liabilities                         11          12,670          12,557
          Taxation payable                            13             364           1,436
                                                                --------         -------

                Total current liabilities                         22,674          21,216

        Revolving credit facility                     12          30,000            --
        Deferred taxation                             13             910             971
                                                                --------         -------

                Total liabilities                                 53,584          22,187
                                                                --------         -------

        Minority interests                                         1,416             946
                                                                --------         -------

Shareholders' equity:
  Common stock, par value $0.0646
    (equivalent of HK$0.5):
    - authorized - 15,000,000 shares as
          of March 31, 1998 and 1999;
    - outstanding and fully paid -
          7,733,000 shares as of March 31,
          1998 and 8,146,958 shares as of
          March 31, 1999;                             15             500             527
    - reserved and to be issued - 666,667
          shares as of March 31, 1998 and 1999                        43              43
  Additional paid-in capital                                      33,593          38,497
  Reorganization adjustment                                       (8,180)         (8,180)
  Retained earnings                                               24,857          37,024
  Cumulative translation adjustments                                  14            (133)
                                                                --------         -------

        Total shareholders' equity                                50,827          67,778
                                                                --------         -------

        Total liabilities, minority
         interests and shareholders' equity                      105,827          90,911
                                                                ========         =======

   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                  (Amounts expressed in United States dollars)

                                              Note      1 9 9 7         1 9 9 8          1 9 9 9
                                              ----      -------         --------         --------
                                                         $'000           $'000            $'000
Net sales                                     21.a       95,616          111,534          113,605
Cost of goods sold                                      (69,388)         (77,422)         (78,323)
                                                        -------         --------         --------

      Gross profit                                       26,228           34,112           35,282

Selling, general and
   administrative expenses                              (14,833)         (19,140)         (20,479)
Interest income                                             272            1,087              743
Interest expenses                                        (1,150)            (698)            (708)
Other income (expenses), net                                340             (229)             161
Amortization of goodwill                                    (10)             (85)            (698)
                                                        -------         --------         --------

      Income before income taxes                         10,847           15,047           14,301

Provision for income taxes                    13           (781)          (1,419)          (1,377)
                                                        -------         --------         --------

      Income before minority interests                   10,066           13,628           12,924

Minority interests                                       (2,920)          (3,632)            (757)
                                                        -------         --------         --------

      Net income                                          7,146            9,996           12,167
                                                        =======         ========         ========

Earnings per common share

   - Basic                                              $  1.33         $   1.41         $   1.38
                                                        =======         ========         ========

   - Diluted                                            $  1.33         $   1.40         $   1.38
                                                        =======         ========         ========

   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                  (Amounts expressed in United States dollars)

                                                                 1 9 9 7         1 9 9 8         1 9 9 9
                                                                 -------         -------         -------
                                                                  $'000           $'000           $'000
Cash flows from operating activities:

Net income                                                         7,146           9,996          12,167
Adjustments to reconcile net income to
  net cash provided by operating activities-
  Amortization of goodwill                                            10              85             698
  Amortization of deferred expenditures                             --              --             1,185
  Depreciation of property, machinery and equipment                2,817           3,331           4,237
  Net gain on disposals of property,
    machinery and equipment                                          (51)             (5)            (21)
  Provision for permanent diminution in
    value on investment in a subsidiary                               84            --              --
  Minority interests                                               2,920           3,632             757
  Deferred taxation                                                 --               790              61
(Increase) Decrease in operating assets-
  Accounts receivable, net                                          (451)         (7,834)          6,189
  Bills receivable                                                   351             (55)           (201)
  Deposits and prepayments                                           178            (233)            521
  Inventories, net                                                  (182)            (68)          2,872
Increase (Decrease) in operating liabilities-
  Accounts payable                                                (1,689)          1,845          (1,105)
  Receipts in advance                                                839           1,481          (1,597)
  Accrued liabilities                                              3,812           3,898            (338)
  Taxation payable                                                   224            (343)          1,072
                                                                 -------         -------         -------
      Net cash provided by operating activities                   16,008          16,520          26,497
                                                                 -------         -------         -------

Cash flows from investing activities:
Net cash outflow for acquisition of Hua
  Yang Holdings Co., Ltd.                                           --           (40,648)           --
Increase in investment of subsidiaries                              (323)           --            (1,663)
Decrease in investment of a subsidiary                               239            --              --
Acquisition of property, machinery and
  equipment and construction-in-progress                          (3,903)         (9,415)         (4,840)
Proceeds from disposals of property,
  machinery and equipment                                            109              22              29
Addition to deferred expenditures                                   --              (254)           --
Decrease in due from immediate holding company                         3            --              --
Decrease in due from related companies                               351             166            --
Effect of reorganization adjustment                                   41            --              --
                                                                 -------         -------         -------

      Net cash used in investing activities                       (3,483)        (50,129)         (6,474)
                                                                 -------         -------         -------

                                                               (To be continued)

                        ZINDART LIMITED AND SUBSIDIARIES

                FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                  (Amounts expressed in United States dollars)


                                                                 1 9 9 7         1 9 9 8         1 9 9 9
                                                                 -------         -------         -------
                                                                  $'000           $'000           $'000
Cash flows from financing activities:
Net proceeds from issuance of common stock                        12,201          12,779           4,931
Decrease in bank overdrafts                                         (203)         (2,163)             --
New short-term bank loans                                         14,588              --              --
Repayment of short-term bank loans                               (18,297)             --              --
New import trust receipts bank loans                               9,079           2,151              --
Repayment of import trust receipts bank loans                    (10,356)         (2,510)             --
Repayment of long-term bank loans                                 (2,660)           (305)             --
Cash inflow from revolving credit facility                            --          30,000              --
Repayment of revolving credit facility                                --              --         (30,000)
Payment of debt costs                                                 --            (931)             --
Repayment of capital element of capital
  lease obligations                                               (1,327)         (3,981)             --
Finance from minority interests                                      (87)             --              --
Dividends paid by subsidiaries to their
  minority shareholders                                             (444)           (358)           (151)
                                                                 -------         -------         -------

      Net cash provided by (used in) financing activities          2,494          34,682         (25,220)
                                                                 -------         -------         -------

Effect of cumulative translation adjustments                          --              14            (115)
                                                                 -------         -------         -------

Net increase (decrease) in cash and bank deposits                 15,019           1,087          (5,312)

Cash and bank deposits, as of beginning of year                    6,267          21,286          22,373
                                                                 -------         -------         -------

Cash and bank deposits, as of end of year                         21,286          22,373          17,061
                                                                 =======         =======         =======


   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                  (Amounts expressed in United States dollars)


                                                    Common stock                                                       Accumulated
                                        -------------------------------------                                             other
                                                                Reserved                                                comprehen-
                                              Issued        and to be issued                                              sive
                                        ------------------  ----------------- Additional                                income-
                                        Number of           Number of           paid-in   Reorganization   Retained    translation
                                         shares     Amount   shares    Amount   Capital     adjustment     earnings    adjustments
                                        ---------   ------  ---------  ------ ----------  --------------   -------     -----------
                                          `000       $'000     `000    $'000     $'000         $'000         $'000       $'000

Balance as of March 31, 1996              5,000        323      280       18     3,690         5,132        11,285        --

Issuance of common stock                  1,500         97      --       --     14,903          --            --          --

Common stock issuance expenditures         --          --       --       --     (2,799)         --            --          --

Change in effective interest
  in Hua Yang Holdings Co.,  Ltd.          --          --       --       --       --              41          --          --

Net income                                 --          --       --       --       --            --           7,146        --

Transfer to reorganization adjustment      --          --       --       --       --           1,471        (1,471)       --
                                          -----      -----    -----    -----   -------       -------       -------       ----

Balance as of March 31, 1997              6,500        420      280       18    15,794         6,644        16,960        --

Issuance of common stock                  1,233         80      --       --     14,993          --            --          --

Common stock issuance expenditures         --          --       --       --    (2,294)          --            --          --

Change in net asset value of
  Hua Yang Holdings Co.,
  Ltd. by redemption of
  preferred stock                          --          --       --       --       --          (2,099)         --          --

Consideration for acquisition of
  Hua Yang Holdings Co., Ltd.              --          --       387       25     5,100       (14,824)         --          --

Net income                                 --          --       --       --       --            --           9,996        --

Transfer to reorganization adjustment      --          --       --       --       --           2,099        (2,099)       --

Translation adjustments                    --          --       --       --       --            --            --           14
                                          -----      -----    -----    -----   -------       -------       -------       ----

Balance as of March 31, 1998              7,733        500      667       43    33,593        (8,180)       24,857         14

Issuance of common stock                    414         27      --       --      5,213          --            --          --

Common stock issuance expenditures         --          --       --       --      (309)          --            --          --

Net income                                 --          --       --       --       --            --          12,167        --

Translation adjustments                    --          --       --       --       --            --            --         (147)
                                          -----      -----    -----    -----   -------       -------       -------       ----

Balance as of March 31, 1999              8,147        527      667       43    38,497        (8,180)       37,024       (133)
                                          =====      =====    =====    =====   =======       =======       =======       ====



   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts expressed in United States dollars unless otherwise stated)

1.      ORGANIZATION AND PRINCIPAL ACTIVITIES

Zindart Limited ("the Company") was incorporated in Hong Kong in July 1977.

During the period from April 1, 1996 (the earliest date covered by these financial statements) to December 1997, the Company was wholly owned by Zindart Pte Limited ("ZPL"; a company incorporated in Singapore). ZPL was majority-owned by ZIC Holdings Limited ("ZICHL"; a company incorporated in the Cayman Islands), which was majority-owned by the ChinaVest IV Funds. In December 1997, ZPL initiated a voluntary liquidation and distributed its entire interest in 5,000,000 shares of common stock of the Company to its shareholders in February 1998. Immediately thereafter, the Company became majority-owned (3,800,000 shares of common stock) by ZICHL, which in turn was majority-owned by the ChinaVest IV Funds.

On February 13, 1998, the Company completed its acquisition of the entire issued capital stock of Hua Yang Holdings Co., Ltd. ("HYHCL"; a company incorporated in the Cayman Islands), which was 74.3% owned by HYP Holdings Limited (a company incorporated in the Cayman Islands), which in turn was majority-owned (56.5%) by the same ChinaVest IV Funds as ZICHL. The acquisition consideration was (i) $35,000,000 in cash, and (ii) up to 1,000,000 shares of common stock of the Company, of which 666,667 shares of common stock of the Company, valued at $13.25 per share, were reserved for and issuable upon expiry of the indemnification period which is 180 days after completion of the acquisition, and the remaining 333,333 shares of common stock of the Company will be issuable contingent upon HYHCL's attainment of certain financial results according to a pre-determined formula over the two years ended March 31, 1999. In connection with the acquisition of HYHCL, the Company drew down a loan of $30,000,000 under a revolving credit facility (see Note 12). The aforementioned indemnification period expired in August 1998 and, as of March 31, 1999, the Company was in the process to issue the 666,667 shares of common stock of the Company reserved for issuance in connection with acquisition of HYHCL. The Company is not obliged to issue the remaining 333,333 shares of common stock of the Company as HYHCL did not attain the financial results according to the pre-determined formula over the two years ended March 31, 1999.

The Company and its subsidiaries ("the Group") are principally engaged in the manufacturing of die-cast, injection-moulded plastic and paper products. The Group maintains its head office in Hong Kong where it coordinates sales, marketing and certain administrative functions. Its production facilities are located in Guangdong Province, the People's Republic of China.

2.      BASIS OF PRESENTATION

The acquisition of HYHCL by the Company on February 13, 1998 (see Note 1) is accounted for (i) as to the effective interest of approximately 42% owned by the ChinaVest IV Funds as a reorganization of companies under common control, similar to a pooling of interests, and (ii) as to the remaining approximately 58% interest as an acquisition. The financial information prior to February 13, 1998 has been presented to consolidate retroactively an approximately 42% interest in HYHCL. Under such presentation, net income and net asset value is reduced through minority interests for the approximately 58% shareholdings in HYHCL not held under common control. The excess of the purchase price over the fair values of the net assets acquired (i) for the approximately 42% interest accounted for as a reorganization of companies under common control of approximately $8,180,000 has been recorded as a reorganization adjustment, and
(ii) for the remaining approximately 58% interest accounted for as an acquisition of approximately $11,981,000 has been recorded as goodwill and amortized on a straight-line basis over 20 years. The cost of acquisition (i) for the approximately 42% interest accounted for as a reorganization of companies under common control of approximately $488,000 was expensed, and (ii) for the remaining approximately 58% interest accounted for as an acquisition of approximately $675,000 was capitalized as cost of acquisition.

3.      SUBSIDIARIES

Details of the Company's subsidiaries as of March 31, 1999 were as follows:


                                                   Percentage
                                                   of equity
                                     Place of       interest
              Name                 incorporation      held         Principal activities
-------------------------------    -------------  -------------  ------------------------
Dongguan Xinda Giftware Company      Mainland     100% - Note a  Manufacturing of
  Limited                              China                       die-cast and
                                                                   injection-moulded
                                                                   plastic products

Hua Yang Holdings Co., Ltd.           Cayman          100%       Investment holding
                                      Islands

Luen Tat Mould Manufacturing        The British   90% - Note b   Provision of technical
  Limited                             Virgin                       support service on
                                      Islands                      mould production

Onchart Industrial Limited          The British       55%        Provision of technical
                                      Virgin                       support service on
                                      Islands                      mould production

Wealthy Holdings Limited            The British       100%       Inactive
                                      Virgin
                                      Islands

Hua Yang Printing Holdings Co.,      Hong Kong        100%       Printing and assembly of
  Limited                                                          books and specialty
                                                                   packaging

Guangzhou Jin Yi Advertising         Mainland     90% - Note c   Inactive
  Company Ltd.                         China

Luen Tat Model Design Company       The British   46% - Note d   Design and production of
  Limited                             Virgin                       moulds and tooling
                                      Islands                      models

Shenzhen Huaxuan Printing            Mainland     100% - Note e  Printing and assembly of
  Product Co., Ltd.                    China                       books and specialty
                                                                   packaging

Notes -

a. Dongguan Xinda Giftware Company Limited is a contractual joint venture established in the open coastal area in Mainland China to be operated for 15 years until November 2009. Under the joint venture agreement and the supplemental agreement thereto, the Group is entitled to 100% of the joint venture's profit after paying its joint venture partner a pre-determined annual fee (see Note 17.c). In view of the profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.

b. On July 1, 1998, the Company acquired an additional 39% equity interest in Luen Tat Mould Manufacturing Limited for cash consideration of approximately $1,652,000 and consequently the Group's equity interest in the company was increased from 51% to 90%. Following the acquisition, the Group is entitled to share 90% of the profit of the company; while prior to July 1, 1998, the Group was entitled to share 41% of the profit of the company according to a shareholders' agreement dated October 10, 1994.

c. On April 25, 1996, the Group acquired a 90% interest in Guangzhou Jin Yi Advertising Company Limited, a contractual joint venture established in Mainland China, for approximately $323,000. During the year ended March 31, 1997, the Group recovered approximately $239,000 and recorded full provision against the remaining balance of approximately $84,000. As of March 31, 1999, the Group was in the process of dissolving this joint venture.

d. On April 1, 1998, Luen Tat Mould Manufacturing Limited acquired an additional 33% equity interest in Luen Tat Model Design Company Limited for cash consideration of $17,000 and consequently Luen Tat Mould Manufacturing Limited's equity interest in Luen Tat Model Design Company Limited was increased from 18% to 51%.

e. Shenzhen Huaxuan Printing Product Co., Ltd. is a contractual joint venture established in a special economic zone in Mainland China to be operated for 15 years until October 2010. Under the joint venture agreement, the Group has contributed 100% of the registered capital of the joint venture and is entitled to 100% of the joint venture's profit after paying its joint venture partner a pre-determined annual fee (see
        Note 17.c). In view of the profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.

In November 1997, the Company terminated the contractual joint venture agreement regarding Guangzhou Zindart (Xin Xing) (Giftware) Company Limited, a contractual joint venture established in Mainland China, prior to the expiry of the contractual period. Upon termination, the Company acquired all the assets and liabilities of Guangzhou Zindart (Xin Xing) (Giftware) Company Limited at its net book value of approximately $1,811,000.

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of consolidation

        The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint ventures which are considered as de facto subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

b.      Goodwill

        Goodwill, being the excess of cost over fair value of the Group's share of the net assets of subsidiaries acquired, is amortized on a straight-line basis over 10 to 20 years. The amortization recorded during the years ended March 31, 1997, 1998 and 1999 was approximately $10,000, $85,000 and $698,000, respectively. Accumulated amortization as of March 31, 1998 and 1999 was approximately $115,000 and $813,000, respectively.

        Management reviews and evaluates the recoverability of goodwill periodically as part of its assessment of the recoverability of the Group's share of net assets of subsidiaries to which it relates. The determinants used for this evaluation include management's estimate of the underlying assets' ability to generate positive income from operations and positive cash flow in future periods. In the opinion of the management, no impairment exists as of March 31, 1999.

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

d.      Inventories

        Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. Costs of work-in-progress and finished goods are composed of direct materials, direct labour and an attributable portion of production overheads.

e.      Property, machinery and equipment

        Property, machinery and equipment are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: land - 50 years, buildings - 25 to 50 years, machinery and tools - 3 to 10 years, furniture and office equipment - 5 to 8 years, and motor vehicles - 4 years. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

e.      Property, machinery and equipment (Cont'd)

        The carrying value of property, machinery and equipment is assessed annually and when factors indicating an impairment are present. The Group determines such impairment by measuring undiscounted future cash flows. If an impairment is present, the assets are reported at the lower of carrying value or fair value.

f.      Construction-in-progress

        Construction-in-progress represents factories and office buildings under construction and machinery pending installation.

        Interest costs incurred during the period of construction or installation are capitalized and amortized over the estimated useful lives of the related assets. Interest costs capitalized during the years ended March 31, 1997, 1998 and 1999 were approximately $68,000, Nil and Nil, respectively.

g.      Sales

        Sales represent the invoiced value of merchandise supplied to customers. Sales are recognized when merchandise is shipped and title is passed to customers.

        Deposits or advance payments from customers prior to delivery of goods and passage of title of merchandise are recorded as receipts in advance.

h.      Income taxes

        The Group accounts for income tax under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires an asset and liability approach to account for income taxes. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all temporary differences between the tax and financial statement bases of assets and liabilities.

i.      Operating leases

        Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

j.      Comprehensive income

        The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, which establishes guidance for the reporting and display of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with shareholders. Adoption of the standard had no economic impact on the Company's consolidated financial position, results of operations or cash flows, although the presentation of certain items has changed. The components of accumulated other comprehensive income included in the consolidated balance sheets consist of cumulative translation adjustments as of the end of each year. Prior year financial statements have been restated to conform to the requirements of SFAS No. 130.

k.      Foreign currency translation

        The Company's functional currency is United States dollars as a substantial portion of the Group's business activities is based in United States dollars.

        The translation of the financial statements into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as components of accumulated other comprehensive income.

        Aggregate losses from foreign currency transactions included in the results of operations for the years ended March 31, 1997, 1998 and 1999 were approximately $85,000, $48,000 and $62,000, respectively.

l.      Earnings per common share

        Basic earnings per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, by dividing net income for each year by the weighted average number of shares of common stock outstanding during the years, as if the Company had acquired the effective interest in HYHCL owned by the ChinaVest IV Funds prior to February 13, 1998 as a reorganization of companies under common control, similar to a pooling of interests (see Note 2).

l.      Earnings per common share (Cont'd)

        The computation of diluted earning per common share is similar to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive securities outstanding during the years were exercised.

        The numerator in calculating both basic and diluted earnings per share for each year is the reported net income. The denominator is based on the following weighted-average number of common shares:

                                           1 9 9 7        1 9 9 8        1 9 9 9
                                          ---------      ---------      ---------
        Basic                             5,383,000      7,109,000      8,804,000
        Diluted                           5,383,000      7,155,000      8,827,000

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

n.      Fair value of financial instruments

        All financial instruments of the Group are carried at cost, which approximate their fair values.

5.      ACCOUNTS RECEIVABLE

Accounts receivable comprised:

                                                            1 9 9 8       1 9 9 9
                                                            -------       -------
                                                             $'000         $'000
Trade receivables                                           25,908        20,920
Less: Allowance for doubtful accounts                       (1,263)       (2,049)
                                                            -------       ------

Accounts receivable, net                                    24,645        18,871
                                                            ======        ======

6.      DEPOSITS AND PREPAYMENTS

Deposits and prepayments comprised:

                                                       1 9 9 8    1 9 9 9
                                                       -----      -----
                                                       $'000      $'000
Deposits for acquisition of moulds                     1,440        650
Rental and utility deposits                               91        122
Prepayments                                              232        457
Others                                                   134        150
                                                       -----      -----

                                                       1,897      1,379
                                                       =====      =====

7.      INVENTORIES

Inventories comprised:

                                                      1 9 9 8       1 9 9 9
                                                      -------       -------
                                                       $'000         $'000
Raw materials                                           8,549         6,641
Work-in-process                                         3,977         3,287
Finished goods                                          2,550         2,212
                                                      -------       -------
                                                       15,076        12,140
Less: Allowance for slow-moving and
         obsolete inventories                          (1,126)       (1,062)
                                                      -------       -------
Inventories, net                                       13,950        11,078
                                                      =======       =======

8.      PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment comprised:

                                                   1 9 9 8       1 9 9 9
                                                   -------       -------
                                                    $'000         $'000
Property, machinery and equipment:
   Land                                              2,456         2,456
   Buildings                                        13,219        14,255
   Machinery and tools                              19,644        22,871
   Furniture and office equipment                    4,613         5,662
   Motor vehicles                                      867           867
                                                   -------       -------
Cost                                                40,799        46,111

Less: Accumulated depreciation                     (11,622)      (15,800)
                                                   -------       -------
Property, machinery and equipment, net              29,177        30,311
                                                   =======       =======

As of March 31, 1998 and 1999, land and buildings with a net book value of approximately $680,000 and $666,000, respectively, were situated in Hong Kong and were held under leases expiring in 2047, and land and buildings with a net book value of approximately $13,587,000 and $14,054,000, respectively, were situated in Mainland China and were held under land use rights of 50 years until 2044 and 2047.

9.      GOODWILL

                                                   1 9 9 8       1 9 9 9
                                                   -------       -------
                                                    $'000         $'000
Goodwill                                            12,078        12,768
Less: Accumulated amortization                        (115)         (813)
                                                   -------       -------

Goodwill, net                                       11,963        11,955
                                                   =======       =======

10.     DEFERRED EXPENDITURES

Deferred expenditures comprised:

                                              1 9 9 8      1 9 9 9
                                              -------      -------
                                               $'000       $'000
Debt costs                                       931         --
Others                                           254         --
                                              ------       -------

                                               1,185         --
                                              ======       =======

Deferred debt costs of approximately $931,000 relating to the revolving credit facility (see Note 12) were deferred and amortized on a straight-line basis over the term of the facility. During the year ended March 31, 1999, the Company repaid all the borrowings under revolving credit facility and cancelled the facility. Accordingly, the deferred debt costs were all charged to the current year's statement of operations.

11.     ACCRUED LIABILITIES

Accrued liabilities comprised:

                                                  1 9 9 8     1 9 9 9
                                                  -------     -------
                                                   $'000       $'000
Accruals for operating expenses

   -  Workers' wages, salaries and bonus            1,496       1,540
   -  Management bonus                                552         890
   -  Rental expenses                                  86          13
   -  Freight charges and packing fee                 728         565
   -  Others                                        1,202       2,220
Commission                                            390         414
Raw materials purchases                             4,408       4,449
Subcontracting charges                                686       1,350
Repair and maintenance expenses                       460         390
Common stock issuance expenditures                    736         100
Costs for the acquisition of HYHCL                    616        --
Interest expense on borrowing under revolving
   credit facility                                    325        --
Provision for claims                                  349          24
Others                                                636         602
                                                   ------      ------
                                                   12,670      12,557
                                                   ======      ======

12.     REVOLVING CREDIT FACILITY

On February 9, 1998, the Company entered into a revolving credit agreement with two banks, which provides a five-year revolving credit facility in an amount up to $30,000,000 for financing the acquisition of HYHCL and for general working capital purposes. The lending banks have an option to demand repayment after three years. Borrowings under the revolving credit facility bear interest at three-month LIBOR plus 2% per annum. The facility is secured by pledges over the Company's shareholding in HYHCL, including assignment of its entitlement to dividends, distributions and income in respect of this shareholding. The facility requires the Company to comply with restrictive financial covenants, including maintaining certain levels of net worth, and limiting the level of indebtedness and dividends.

During the year ended March 31, 1999, the Company repaid all of the $30,000,000 borrowings under the revolving credit facility and thereafter the facility has been cancelled.

13.     INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company and the Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16%. The British Virgin Islands subsidiaries are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Islands income taxes. The Cayman Islands subsidiary is incorporated under the Companies Law of the Cayman Islands as a limited liability exempted company and, accordingly, is exempted from payment of the Cayman Islands income taxes until 2014. The joint venture established in the open coastal area of Mainland China is subject to Chinese income taxes at a rate of 27% (24% state income tax and 3% local income tax), while the joint venture established in a special economic zone in Mainland China is subject to Chinese income taxes at a rate of 15%. However, these joint venture enterprises are exempted from state income tax and local income tax for two years starting from the first year of profitable operations, followed by a 50% reduction in state income tax for the next three years. The tax exemption period of Dongguan Xinda Giftware Company Limited started on January 1, 1999. The tax exemption period of Shenzhen Huaxuan Printing Product Co., Ltd. expired on December 31, 1997 and it is subject to Chinese state income tax at the rate of 7.5% for the years ended March 31, 1998 and 1999.

If the tax holiday for the joint venture established in Mainland China did not exist, the Group's income tax provisions would have been increased by approximately $298,000, $704,000 and $120,000 for the years ended March 31, 1997, 1998 and 1999, respectively. Basic earnings per common share would have been approximately $1.27, $1.31 and $1.37 for the years ended March 31, 1997, 1998 and 1999, respectively. Diluted earnings per common share would have been approximately $1.27, $1.30 and $1.36 for the years ended March 31, 1997, 1998 and 1999, respectively.

Provision for income taxes comprised:

                                      1 9 9 7      1 9 9 8      1 9 9 9
                                      -------      -------      -------
                                       $'000        $'000        $'000
Current taxes

   -  Hong Kong profits tax               903          744        1,332
   -  Chinese income taxes                --            39           94
   -  Utilization of tax loss
         carried forward                 (122)        (154)         (75)
   -  Special rebate by Hong Kong
         Government                       --           --           (35)

Deferred taxes                            --           790           61
                                       ------       ------       ------

                                          781        1,419        1,377
                                       ======       ======       ======

The reconciliation of the Hong Kong statutory profits tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statements of operations is as follows:

                                         1 9 9 7       1 9 9 8       1 9 9 9
                                         -------       -------       -------
Hong Kong statutory tax rate                16.5%         16.5%         16.0%
Effect of tax exemption/reduction
   for the Chinese joint ventures           (3.0)%        (5.8)%        (0.8)%
Non-taxable income arising from
   activities which qualified as
   offshore                                 (4.6)%        (3.7)%        (6.3)%
Other non-taxable/non-deductible
   activities                               (1.7)%         2.4%          0.7%
                                         -------       -------       -------

Effective income tax rate                    7.2%          9.4%          9.6%
                                         =======       =======       =======

Components of deferred tax liabilities as of March 31, 1998 and 1999 are as follows:

                                                         1 9 9 8    1 9 9 9
                                                         -------    -------
                                                          $'000      $'000
Accumulated difference between taxation allowance
   and depreciation expenses                                 910        971
                                                         =======    =======

14.     COMPREHENSIVE INCOME

Comprehensive income and its components net of tax, comprised:

                                                 1 9 9 7        1 9 9 8        1 9 9 9
                                                 -------        -------        -------
                                                  $'000          $'000          $'000
Net income                                         7,146          9,996         12,167
Other comprehensive income, net of tax --
   Translation adjustments                          --               14           (147)
                                                 -------        -------        -------
Comprehensive income                               7,146         10,010         12,020
                                                 =======        =======        =======

15.     COMMON STOCK

During the period from April 1, 1996 (the earliest date covered by these financial statements) to December 10, 1996, the Company had 250,000 shares of common stock, par value HK$10.00 each, authorized and outstanding. On December 11, 1996, the Company consummated a 20 for 1 stock split ("the Share Split") and as a result 5,000,000 shares of common stock, par value HK$0.50 each, were outstanding. The Share Split has been reflected retroactively in these financial statements and in all per share computations. On January 31, 1997, the Company increased its authorized share capital from HK$2,500,000 to HK$5,000,000, by the creation of 5,000,000 new shares of common stock, par value HK$0.50 each, ranking pari passu in all respects with the then existing shares. In March 1997, the Company issued 1,500,000 shares of common stock, par value HK$0.50 each, for cash consideration of $10.00 per share through a public offering, and raised net proceeds of approximately $12,201,000.

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

In February 1998, the Company reserved to issue 666,667 shares of common stock, par value HK$0.50 each, in connection with its acquisition of HYHCL, and contracted to issue an additional 333,333 shares of common stock, par value HK$0.50 each, contingent upon HYHCL's attainment of certain financial results according to a pre-determined formula over a two-year period ended March 31, 1999 (see Note 1). The financial statements as of March 31, 1998 and for the years ended March 31, 1997 and 1998 have given retroactive effect to the issuance of the 279,863 shares of common stock relating to the acquisition of the effective interest of HYHCL owned by the ChinaVest IV Funds, on the basis of reorganization of companies under common control, similar to a pooling of interests (see Note 2).

In March 1998, the Company issued 1,000,000 shares of common stock, par value HK$0.50 each, for cash consideration of $12.75 per share through a public offering, and raised net proceeds of approximately $10,764,000.

In April 1998, the Company issued 403,333 shares of common stock, par value HK$0.50 each, for cash consideration of $12.75 per share pursuant to options granted to the underwriters of the aforesaid public offering, and raised net proceeds of approximately $4,834,000. In July 1998, the Company issued 10,625 shares of common stock, par value HK$0.50 per share, for cash consideration of $9.125 per share in respect of the exercise of stock options granted under the Company's 1997 equity incentive plan.

16.     STOCK OPTIONS

The Company has stock-based compensation plan, under which non-qualified stock options may be granted to certain employees and directors. Under the 1997 equity incentive plan, the Company may grant up to 672,500 shares of common stock to its employees and directors. In May 1998, the number of shares of common stock reserved for issuance under the plan is increased to 1,320,000. The options granted under the plan are to purchase common stock of the Company at not less than fair market value at the date of grant. Employees options are generally exercisable one year from date of grant in cumulative annual installments of 25%. Part of the non-employee director options are exercisable in full at the date of grant. The options expire 10 years after issuance.

Changes in outstanding options under the plan during the years ended March 31, 1998 and 1999 are as follows:

                                               1 9 9 8                       1 9 9 9
                                      ------------------------     ---------------------------
                                                      Exercise                      Exercise
                                      Options           price      Options         price range
                                      --------        --------     --------        -----------
                                                          $                              $
Outstanding, beginning of year            --              --        188,000               9.13
Granted at market price                196,000            9.13      595,500         6.75-14.25
Exercised                               (8,000)           9.13      (10,625)              9.13
Forfeited                                 --              --        (23,375)         6.75-9.13
                                      --------         -------     --------         ----------

Outstanding, end of year               188,000            9.13      749,500               6.75
                                      ========         =======     ========         ==========

Exercisable, end of year                28,000            9.13      293,090               6.75
                                      ========         =======     ========         ==========

The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. On December 15, 1998, the exercise price of the then outstanding options granted pursuant to 1997 equity incentive plan was reduced to the fair market value at the same date. No compensation cost is recognized as in accordance with APB Opinion No. 25. Had compensation expense for the Company's stock-based compensation plan been determined based upon fair values at the grant dates in accordance with SFAS No. 123, the Company's pro forma net income during the years ended March 31, 1998 and 1999 would be approximately $9,894,000 and $10,627,000, respectively. The Company's pro forma basic and diluted earnings per common share would approximately $1.39 and $1.38 for the year ended March 31, 1998 and $1.21 and $1.20 for the year ended March 31, 1999. The pro forma effects of applying SFAS No. 123 may not be representative of actual results had the Company accounted for stock option awards using the fair-value-based method.

The weighted average fair value of options granted during the years ended March 31, 1998 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model to be $3.63 and $5.82, respectively. The fair value of the 1998 and 1999 options granted is estimated on the date of grant using the following assumptions:

                                         1 9 9 8       1 9 9 9
                                         -------       -------
Risk-free interest rate                     5.18%         4.49%
Expected dividend yield                        0%            0%
Expected option life                     5 years       5 years
Expected stock price volatility            35.32%       120.40%

A summary of stock options outstanding and exercisable as of March 31, 1999 is as follows:

                                Options outstanding                        Options exercisable
                     -----------------------------------------         ----------------------------
                                      Weighted
                                       average        Weighted                           Weighted
                                      remaining        average                           average
                        Number         life in        exercise           Number          exercise
     Exercise price  outstanding         years          price          exercisable         price
     --------------  -----------      ---------       ---------        -----------       ----------
        $ 6.75         749,500             9.06         $6.75            293,090            $6.75



17.     COMMITMENTS

a.      Capital commitments

        As of March 31, 1999, the Group had capital commitments amounting to approximately $214,000 in respect of purchase of machinery and tools.

b.      Operating lease commitments

        The Group has various operating lease agreements for factory premises and staff quarters, which extend through March 2004. Rental expenses for the years ended March 31, 1997, 1998 and 1999 were approximately $1,719,000, $1,329,000 and $859,000, respectively. As of March 31, 1999, future minimum payments under agreements classified as operating leases with non-cancellable terms are analyzed as follows:

                                                                    1 9 9 9
                                                                    -------
                                                                     $'000
        Payable during the following period

           -  Within one year                                          449
           -  Over one year but not exceeding two years                453
           -  Over two years but not exceeding three years             169
           -  Over three years but not exceeding four years            127
           -  Over four years but not exceeding five years              52
                                                                     -----
                                                                     1,250
                                                                     =====

c.      Commitment relating to contractual joint ventures

        Under the supplementary joint venture agreement for the establishment of Dongguan Xinda Giftware Company Limited and the joint venture agreement for the establishment of Shenzhen Huaxuan Printing Product Co., Ltd., the Group has committed to pay pre-determined annual fees to the third-party joint venture partners for the period from November 1994 to October 2010. Pre-determined annual fees paid to joint venture partners are charged to expense on the straight-line basis over the period of the relevant agreements. As of March 31, 1999, future fees payable under the aforesaid agreements are analyzed as follows:

                                                                    1 9 9 9
                                                                    -------
                                                                     $'000
        Payable during the following period
           -  Within one year                                          430
           -  Over one year but not exceeding two years                450
           -  Over two years but not exceeding three years             471
           -  Over three years but not exceeding four years            493
           -  Over four years but not exceeding five years             515
           -  Thereafter                                             3,977
                                                                     -----
                                                                     6,336
                                                                     =====

18.     RETIREMENT PLAN

The Group's employees in Hong Kong, after completing a probation period, may join the Group's defined contribution provident fund managed by an independent trustee. Both the Group and its Hong Kong employees make monthly contributions to the scheme of 5% of the employees' basic salaries. The Hong Kong employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the Group's employer contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The Group has no other post-retirement or post-employment benefit plans.

Dongguan Xinda Giftware Company Limited contributes to a state-sponsored retirement plan with amounts stipulated by local government of Mainland China and has no further obligations for the actual pension payments or post-retirement benefits. The state-sponsored retirement plan is responsible for the entire pension obligations payable to retired employees. Shenzhen Huaxuan Printing Product Co., Ltd. hires employees on a contractual basis and consequently has no obligation for pension liabilities to its employees.

The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the years ended March 31, 1997, 1998 and 1999 was approximately $90,000, $154,000 and $299,000, respectively.

19.     BANKING FACILITIES

As of March 31, 1999, the Group had banking facilities of approximately $16,774,000 for overdrafts, loans and trade financing. Unused facilities as of the same date amounted to approximately $16,204,000. These facilities were secured by a corporate guarantee provided by HYHCL.

20.     RELATED PARTY TRANSACTIONS

The Group entered into the following transactions with related parties:

                                                  1 9 9 7       1 9 9 8        1 9 9 9
                                                  -------       -------        -------
                                                   $'000         $'000          $'000
        Sales to ERTL and ERTL's related
           company (Note a)                        17,694        13,528          --

        Management fee paid to Advent Funds
           (Note b)                                  --             227          --

        Management fee paid to ChinaVest IV
           Funds (Note c)                            --            --             125
                                                   ======        ======        ======

Notes -

a. ERTL (Hong Kong) Ltd. ("ERTL") had a minority interest in the Company during the years ended March 31, 1997 and 1998 (until March 10, 1998). Consequently, sales to ERTL after March 11, 1998 was not classified as related party transactions.

b. Advent Funds was a minority shareholder of ZICHL, an intermediate holding company of the Company for the years ended March 31, 1997 and 1998 (until December 1997) and a shareholding company thereafter.

c. ChinaVest IV Funds was a majority shareholder of ZICHL, an intermediate holding company, for the years ended March 31, 1997 and 1998 (until December 1997) and a shareholding company thereafter.

21.     SEGMENT INFORMATION

The Group operates in two business segments: (i) die-cast and injection-moulded plastic and (ii) paper. The die-cast and injection-moulded plastic segment is primarily engaged in the trading and manufacturing of die-cast and injection-moulded plastic products. The paper segment is primarily engaged in trading and manufacturing of hand-made books, specialty packaging and other paper products.

a.      Net sales
        ------------------------------

        Net sales comprised:

                                               1 9 9 7        1 9 9 8        1 9 9 9
                                               -------        -------        -------
                                                $'000          $'000          $'000
        Die-cast and injection-moulded
           plastic
        ------------------------------
           Unrelated customers
        ------------------------------
           Sales of die-cast products            5,216         23,205         54,313
           Sales of injection-moulded
              plastic products                  29,601         23,574         18,332
           Sales of moulds and others            9,696         11,218         14,144
                                               -------        -------        -------

                                                44,513         57,997         86,789

           ERTL and ERTL's related
              company (see Note 20)
        ------------------------------
           Sales of die-cast products           17,694         13,528           --
                                               -------        -------        -------

           Sub-total                            62,207         71,525         86,789
                                               -------        -------        -------

        Paper
        ------------------------------
           Unrelated customers
        ------------------------------
           Sales of books                       17,697         23,160         15,160
           Sales of paper box packaging         13,053         15,687         10,752
           Others                                2,659          1,162            904
                                               -------        -------        -------

           Sub-total                            33,409         40,009         26,816
                                               -------        -------        -------

        Total                                   95,616        111,534        113,605
                                               =======        =======        =======

a.      Net sales (Cont'd)
        ------------------------------
        Geographical analysis of net sales is as follows:

                                              1 9 9 7        1 9 9 8        1 9 9 9
                                              -------        -------        -------
                                               $'000          $'000          $'000
        Die-cast and injection-moulded
           plastic
        ------------------------------
        U.S.A                                  45,312         65,489         79,238
        Europe                                 16,259          6,036          7,551
        Others                                    636           --             --
                                              -------        -------        -------

        Sub-total                              62,207         71,525         86,789
                                              -------        -------        -------

        Paper
        ------------------------------
        Hong Kong                               5,418          5,085          5,474
        U.S.A                                  19,248         22,539         13,108
        Europe                                  6,890          8,390          6,274
        Others                                  1,853          3,995          1,960
                                              -------        -------        -------

        Sub-total                              33,409         40,009         26,816
                                              -------        -------        -------

        Total                                  95,616        111,534        113,605
                                              =======        =======        =======

b.      Operating profit *
        ------------------------------

                                             1 9 9 7       1 9 9 8       1 9 9 9
                                             -------       -------       -------
                                              $'000         $'000         $'000
        Die-cast and injection-moulded
           plastic                             7,520         9,367        11,499
        Paper                                  3,865         5,520         2,606
                                              ------        ------        ------

        Total                                 11,385        14,887        14,105
                                              ======        ======        ======

        * Operating profit represents gross profit less selling, general and administrative expenses and amortization of goodwill.

c.      Identifiable assets **, capital expenditures, depreciation and
        --------------------------------------------------------------
        amortization
        ------------

                                             1 9 9 7       1 9 9 8       1 9 9 9
                                             -------       -------       -------
                                              $'000         $'000         $'000
        Identifiable assets
        ------------------------------
        Die-cast and injection-moulded
           plastic                            45,544        62,627        51,210
        Paper                                 31,957        30,052        27,746
        Corporate                               --           1,185          --
                                              ------        ------        ------

        Total                                 77,501        93,864        78,956
                                              ======        ======        ======

        Capital expenditures
        ------------------------------
        Die-cast and injection-moulded
           plastic                             3,011         8,771         4,350
        Paper                                    892           644           490
                                              ------        ------        ------

        Total                                  3,903         9,415         4,840
                                              ======        ======        ======

        Depreciation and amortization
        ------------------------------
        Die-cast and injection-moulded
           plastic                             1,675         2,087         3,049
        Paper                                  1,152         1,254         1,287
        Corporate                               --              75           599
                                              ------        ------        ------

        Total                                  2,827         3,416         4,935
                                              ======        ======        ======

        **      Identifiable assets represent total assets less goodwill, net.

        Substantially all of the Group's identifiable assets are located, and capital expenditures, depreciation and amortization are incurred in Hong Kong and Mainland China.

d.      Major customers
        ------------------------------
        Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                 1 9 9 7      1 9 9 8      1 9 9 9
                                                 -------      -------      -------
        Mattel Toys (HK) Ltd./Mattel
           Vendor Operations Asia Ltd.               8.4%        24.1%        26.1%
        ERTL and ERTL's related company *           18.5%        12.1%        17.1%
        Hallmark Cards (HK) Limited (a
           subsidiary of Hallmark
           Cards, Inc.)                             18.5%        15.4%        15.2%
        Sieper Werke GmbH                            4.2%         3.0%         5.9%
                                                 =======      =======      =======

Note:

        * ERTL (Hong Kong) Ltd. ("ERTL") had a minority interest in the Company during the years ended March 31, 1997 and 1998 (until March 10, 1998).

22.     OPERATING RISK

a.      Country risk

        The Group's operations are conducted in Hong Kong and Mainland China. Accordingly, the Group's business, financial position and results of operations may be influenced by the political, economic and legal environments in Hong Kong and Mainland China, and by the general state of the Hong Kong and Mainland China economies.

        On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the People's Republic of China ("PRC"), and Hong Kong became a Special Administrative Region of the PRC ("the Hong Kong SAR"). As provided in the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Group's management does not believe that the transfer of sovereignty over Hong Kong will have an adverse impact on the Company's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

        The Group's operations in Mainland China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in Mainland China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

b.      Dependence on strategic relationship

        The Group conducts its manufacturing operations through its contractual joint ventures established between the Group and two Chinese parties, and subcontracting agreements entered into with certain Chinese parties. The deterioration of any or all these strategic relationships may have an adverse effect on the operations of the Group.

c.      Concentration of credit risk

        Concentration of accounts receivable as of March 31, 1998 and 1999 is as follows:

                                                1 9 9 8    1 9 9 9
                                                -------    -------
        Five largest accounts receivable             46%        59%
                                                =======    =======

        The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.

d.      Dependence on a limited number of suppliers

        The Group purchases raw materials from a limited number of suppliers. Concentration on the Group's suppliers for the years ended March 31, 1997, 1998 and 1999 is as follows:

                                           1 9 9 7    1 9 9 8    1 9 9 9
                                           -------    -------    -------
        Purchases from five largest
           suppliers                            22%        22%        32%
                                           =======    =======    =======

23.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

a. During the year, the Group acquired an additional 39% equity interest in Luen Tat Mould Manufacturing Limited for cash consideration of approximately $1,652,000 and acquired an additional 33% equity interest in Luen Tat Model Design Company Limited for cash consideration of approximately $17,000. Details of assets acquired and liabilities assumed for the acquisitions were as follows:

                                                                          $'000
                                                                          ------
        Cash and bank deposits                                                 6
        Accounts receivable                                                  415
        Deposits and prepayments                                               3
        Machinery and equipment                                              136
        Accounts payable                                                    (164)
        Receipts in advance                                                 (121)
        Accrued liabilities                                                 (225)
                                                                          ------

        Net assets of Luen Tat Model Design Company Limited                   50
        The Group's share                                                     33%
                                                                          ------

        Cash consideration                                                    17
                                                                          ======

        Minority interests of Luen Tat Mould Manufacturing Limited
           acquired                                                        1,115
        Goodwill on acquisition                                              537
                                                                          ------

        Cash consideration                                                 1,652
                                                                          ======

        Aggregate cash consideration                                       1,669
        Less: Cash and bank deposits acquired                                 (6)
                                                                          ------

                                                                           1,663
                                                                          ======

b.      Cash paid for interest and income taxes is as follows:

                           1 9 9 7      1 9 9 8      1 9 9 9
                           -------      -------      -------
                            $'000        $'000        $'000
        Interest            1,218          698          707
                            =====        =====        =====

        Income taxes          557          938          680
                            =====        =====        =====

c.      Non-cash investing activities:

        During the year ended March 31, 1997, the Group entered into capital lease arrangements in respect of newly acquired assets with a capital value of approximately $1,451,000.

24.     OTHER SUPPLEMENTAL INFORMATION

The following items were included in the consolidated statements of operations:

                                                     1 9 9 7        1 9 9 8       1 9 9 9
                                                     -------        -------       -------
                                                      $'000          $'000         $'000
Depreciation of property, machinery
   and equipment
   -  owned assets                                    1,897          2,725         4,237
   -  assets held under capital leases                  920            606          --

Provision for/Write-off of doubtful accounts            543            938           590

Provision for/Write-off of
   slow-moving and obsolete inventories                 335            618           474

Provision for claims                                   --              388           100

Interest expenses for
   -  bank overdrafts and loans                         766             17             2
   -  revolving credit facility                        --              325           705
   -  capital lease obligations                         452            356          --
                                                    -------        -------       -------
                                                      1,218            698           707
Less: amount capitalized as property, machinery
      and equipment and construction-in-progress        (68)          --            --
                                                    -------        -------       -------

                                                      1,150            698           707
Operating lease rentals for
   -  premises                                        1,710          1,328           859
   -  machinery and equipment                             9              1          --

Repairs and maintenance expenses                        682            516           875

Net foreign exchange loss                                85             48            62

Interest income from bank deposits                      272          1,087           743
                                                    =======        =======       =======

25.     SUBSEQUENT EVENT

On May 13, 1999, the Company entered into an agreement to provide to a customer a one-year revolving credit facility of $2,300,000. The facility bears interest at a rate of 5% above LIBOR per annum, and is collateralized by selected assets of the customer with the collateral subordinated to a borrower of the customer. The customer may opt to extend the maturity date of all or a portion of the facility until May 13, 2001 by issuing warrants to be exercisable according to a pre-determined formula.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES

The following table sets forth certain information with respect to the directors, executive officers and certain key employees of the Company and their ages as of March 31, 1999:

Name                     Age           Position
-------                 -----          ----------
Robert A. Theleen(1)(2)  53            Chairman of the Board
Alexander M.K. Ngan      48            President, Chief Executive Officer and Director
Feather S.Y. Fok         37            Chief Financial Officer and Director
Tony D.H. Lai            57            Senior Vice President of Production
Koulman N. Zheng         43            Senior Vice President of Engineering
C.W. Ng                  40            Vice President of Operations
Kevin Murphy             40            Vice President of Operations
James E. Gilleran(2)     66            Director
Leo Paul Koulos(1)       65            Director
Gordon L.M. Seow         66            Director
George B. Volanakis      51            Director
Stanley Wang(1)(2)       56            Director
Victor J.H.P. Yang       53            Director
Monique Lau              42            Director

--------------
(1)     Member of Compensation Committee

(2)     Member of Audit Committee

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

Alexander M.K. Ngan has served as President and Chief Executive Officer since May 8, 1998 and as a Director since October 1995. Mr. Ngan is a partner of ChinaVest, which he joined in 1993. Mr. Ngan is a director of several privately held ChinaVest portfolio companies. Prior thereto, Mr. Ngan worked for over 20 years in banking and financial consulting in Canada and Hong Kong. Mr. Ngan received a Bachelors of Mathematics degree from the University of Waterloo, Ontario. Mr. Ngan is a representative of ChinaVest on the Board.

Feather S.Y. Fok has served as a Director since August 1993 and has served as Chief Financial Officer since 1993. Ms. Fok joined the Company in January 1989. Before joining the Company, Ms. Fok worked in the Audit and Business Advisory division of Arthur Andersen & Co. in Hong Kong. Ms. Fok is a Certified Public Accountant in Hong Kong and an associate member of the Hong Kong Society of Accountants. Ms. Fok is also a member of the Chartered Association of Certified Accountants, United Kingdom. Ms. Fok received a Bachelor's degree in Business Administration from the Chinese University of Hong Kong.

Tony D.H. Lai has served as a Senior Vice President of Production since April 1998 and is responsible for Zindart's production in the PRC. Mr. Lai served as Director of the Company from October 1994 until his resignation from the Board on May 16, 1997. Mr. Lai graduated from Shanghai Education University. He joined the Company in 1989.

Koulman N. Zheng has served as Senior Vice President of Engineering since September 1998, and is responsible for the Engineering and tooling operations of Zindart. Prior to joining the Company in 1993, Mr. Zheng worked for many years as an engineer and operations manager in Dyna Mechtronics, U.S.A. in the U.S.. Mr. Zheng holds a B.S. and an M.S. degree in Mechanical Engineering from San Francisco State University and Northeastern University, respectively. Mr. Zheng also received a B.S. degree in Mechanical Engineering from the South Chinese Institute of Technology in the PRC.

C.W. Ng joined the Company in May 1997 as Vice President of Production, and was responsible for Quality and Industrial Engineering. Since September 1998, Mr. Ng has served as Vice President of Operations and is responsible for the Company's marketing activities. Prior to joining the Company, Mr. Ng worked for seven years at Mattel(R). Mr. Ng has 14 years of production experience. Mr. Ng received a B.S. degree in Industrial Engineering from the University of Hong Kong in 1982 and an M.B.A. from Andrew University.

Kevin Murphy has served as Vice President of Operations since April 1999 and is responsible for the China Operations of Hua Yang. He joined the Company in November 1998. Prior to joining the Company, Mr. Murphy worked as a managing director, general manager in Jinmei Industrial SDN. BHD. -Malaysia, and independent consultant for various companies. Mr. Murphy received a M. Sc. Degree in Manufacturing Systems Engineering from the Cranfield Institute of Technology.

James E. Gilleran joined the Board in March 1997. Mr. Gilleran has served as Chairman of the Board and Chief Executive Officer of Bank of San Francisco and its holding company since 1994. Prior thereto, Mr. Gilleran served as Superintendent of Banks of the California State Banking Department. In addition, Mr. Gilleran serves as a director of The Fritz Companies Inc.. Mr. Gilleran received a B.B.A. degree from Pace University, and a J.D. from Northwestern California University.

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

Gordon L.M. Seow joined the Board in March 1998. He is a barrister-at-law from Lincoln's Inn, United Kingdom. Mr. Seow was a director of Shell Eastern Petroleum (Pte) Ltd., Singapore and retired from the company in 1987 after 30 years of service. He then joined the Ministry of Foreign Affairs in 1988 and served as Singapore's Commissioner to Hong Kong from 1988 to 1994 and subsequently retired. Mr. Seow is currently a director of several companies in Singapore, including Hotel Properties Ltd, Kim Eng Holdings Ltd and Pacific Century Regional Developments Ltd. He is a member of the advisory board of ChinaVest IV-B.

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

Victor Yang joined the Board in March 1998. He is a founding partner of and has practiced for over 20 years with the Canadian law firm Boughton Peterson Yang Anderson, Solicitors and resides currently in the firm's Hong Kong office. Mr. Yang has served on the Board of Directors of various publicly listed companies in Canada, Singapore and Hong Kong. He is also a member of the law societies of B.C., Canada, Hong Kong and United Kingdom.

Monique Lau joined the Board in September 1998 and has served as a Senior Vice President of ChinaVest since July 1997. Before that, Mrs. Lau held various positions with Citibank, N.A. for 14 years, most recently as the Corporate Banking Group Head for the bank's Hong Kong operations. Mrs. Lau holds a B. Soc. Sc. from the University of Hong Kong.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the 1999 Proxy Statement filed on Form 6-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the 1999 Proxy Statement filed on Form 6-K.

ITEM 13 - CERTAIN TRANSACTIONS

The information required by this item is incorporated by reference from the section captioned "Certain Transactions" contained in the 1999 Proxy Statement filed on Form 6-K.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a)     FINANCIAL STATEMENTS

        The consolidated financial statements and related notes, together with the report thereon of Arthur Andersen & Co. certified public accountants in Hong Kong.

(b)     REPORTS ON FORM 8-K

        Not applicable.

(c)     EXHIBITS

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

  10.13(3)    Agreement of Utilization of Factory, Warehouse and
              Dormitory, dated January 24, 1995.

  10.14(3) Tenancy Agreement for the Nan Yang factory between Bo An Area Xi Heung Zhen Goo Yung Cheun Committee and Hua
              Yang, dated April 1, 1997.

  10.15(3)    Tenancy Agreement for Dong Sand Factory, dated December
              22, 1995.

  10.16(3)    Tenancy Agreement of Dormitory between Goo Yung
              Economics Development Co. and Hua Yang, dated August
              1997.

  10.17(3) Management Agreement between the Company and Karl K.W. Chan, dated January 31, 1998.

  17.1(4)     Letter of resignation as director from George K.D. Sun.

  21.1(3)     Subsidiaries of the Registrant.

  23.1        Consent of Arthur Andersen & Co., Independent Auditors
              (See Item 8).

  24.1        Power of Attorney (See signature page).


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

(1) Incorporated by reference to the Registrant's Registration Statement on Form F-1, as amended (File No. 333-17973).

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-7786).

(3) Incorporated by reference to the Registrant's Registration Statement on Form F-1, as amended (File No. 333-08134).

(4) Incorporated by reference to the Registrant's Form 10-K for the year ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of June, 1999.

                                        ZINDART LIMITED

                                        By: /s/ Alexander M.K. Ngan
                                           -------------------------------------
                                           Alexander M.K. Ngan
                                           Chief Executive Officer

                                        By: /s/ Feather S.Y. Fok
                                           -------------------------------------
                                           Feather S.Y. Fok
                                           Chief Financial Officer

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

By: /s/ Feather S.Y. Fok                                  Date:  June 25, 1999
   ---------------------------------
        Feather S.Y. Fok
        Chief Financial Officer
        and Director

By: /s/ James E. Gilleran                                 Date:  June 25, 1999
   ---------------------------------
        James E. Gilleran
        Director

By: /s/ Leo Paul Koulos                                   Date:  June 25, 1999
   ---------------------------------
        Leo Paul Koulos
        Director

By: /s/ Monique Lau                                       Date:  June 25, 1999
   ---------------------------------
        Monique Lau
        Director

By: /s/ Alexander M.K. Ngan                               Date:  June 25, 1999
   ---------------------------------
        Alexander M.K. Ngan
        President, Chief Executive Officer and Director

By: /s/ Gordon L.M. Seow                                  Date:  June 25, 1999
   ---------------------------------
        Gordon L.M. Seow
        Director

By: /s/ Robert A. Theleen                                 Date:  June 25, 1999
   ---------------------------------
        Robert A. Theleen
        Chairman of the Board

By:                                                       Date:  June 25, 1999
   ---------------------------------
        George B. Volanakis
        Director

By:                                                       Date:  June 25, 1999
   ---------------------------------
        Stanley Wang
        Director

By: /s/ Victor Yang                                       Date:  June 25, 1999
   ---------------------------------
        Victor Yang
        Director