Form 10-Q
period 1999-06-30
ZINDART LTD
filed 1999-08-12
CIK 1028637

                 United States Securities & Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended June 30, 1999

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

                       Yes [X]   No [ ]

     The number of shares of common stock outstanding as of July 15, 1999 was 8,813,625 (including the assumed issuance of 666,667 shares of common stock reserved for future issuance pursuant to the acquisition of Hua Yang Holdings Co., Ltd.).



                                                                    Page 1 of 13

                                                         Exhibit index Page ____

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                 3



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    8
        CONDITION AND RESULTS OF OPERATIONS



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          11


PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    12


SIGNATURE PAGE                                                              13





                             REPORTS TO SHAREHOLDERS

Zindart Limited (the "Company") is publishing this report on Form 10-Q in order to provide additional information to the Company's shareholders. However, the Company, as a foreign private issuer, is not required to publish these reports on these forms and may discontinue doing so at any time without prior notice. Moreover, as a foreign private issuer, the company is and will remain exempt from Section 14(a), 14(b), 14(c), and 14(f) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company's officers, directors and principal shareholders are and will remain exempt from the reporting and "short-swing" profit recovery provisions contained in Section 16 of the Exchange Act until such time as the company ceases to be a foreign private issuer.

PART I.       FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS



                      Consolidated Statements of Operations
                                    Unaudited

           (in thousands, average number of shares is not in dollars, except per share amounts)

                                                           Three Months    Three Months
                                                          Ended June 30,  Ended June 30,
                                                               1999           1998
                                                             --------       --------

Net sales                                                    $ 28,573       $ 29,367
Cost of sales                                                 (20,443)       (20,227)
                                                             --------       --------
Gross profit                                                    8,130          9,140
Selling, general and administrative expenses                   (5,050)        (5,002)
Other income (expenses), net                                      311           (135)
Amortization of goodwill                                         (170)          (150)
                                                             --------       --------
Income before income taxes                                      3,221          3,853
Provision for income taxes                                       (287)          (314)
                                                             --------       --------
Income before minority interests                                2,934          3,539
Minority interests                                               (148)          (453)
                                                             --------       --------
Net income                                                   $  2,786       $  3,086
                                                             ========       ========
Basic earnings per share                                     $   0.32       $   0.35
                                                             ========       ========
Weighted average number of shares outstanding - Basic           8,814          8,772
                                                             ========       ========
Diluted earnings per share                                   $   0.32       $   0.35
                                                             ========       ========
Weighted average number of shares outstanding - Diluted         8,845          8,839
                                                             ========       ========


                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                As of June 30,       As of March 31,
                                                                                   1999                  1999
                                                                                -------------        --------------
                                                                                (Unaudited)
Assets

Current assets:
Cash and bank deposits                                                            $  16,461             $  17,061
Accounts receivable, net                                                             27,019                18,871
Bills receivable                                                                        275                   256
Deposits and prepayments                                                              1,588                 1,379
Inventories, net                                                                     12,506                11,078
                                                                                  ---------             ---------
        Total current assets                                                         57,849                48,645

Property, machinery, equipment, net                                                  29,975                30,311
Loan receivable                                                                       2,000                    --
Goodwill, net                                                                        11,786                11,955
                                                                                  ---------             ---------
        Total assets                                                              $ 101,610             $  90,911
                                                                                  =========             =========

Liabilities, minority interests and shareholders' equity

Current liabilities:
Accounts payable                                                                  $   9,733             $   5,421
Receipts in advance                                                                   1,598                 1,802
Accrued liabilities                                                                  15,931                12,557
Taxation payable                                                                      1,716                 1,436
                                                                                  ---------             ---------
        Total current liabilities                                                    28,978                21,216

Deferred taxation                                                                       971                   971
                                                                                  ---------             ---------
        Total liabilities                                                            29,949                22,187
                                                                                  ---------             ---------

Minority interests                                                                    1,094                   946
                                                                                  ---------             ---------

Shareholders' equity:
Common stock                                                                            527                   527
Common stock reserved and to be issued                                                   43                    43
Additional paid-in capital                                                           38,497                38,497
Reorganization adjustment                                                            (8,180)               (8,180)
Retained earnings                                                                    39,810                37,024
Cumulative translation adjustments                                                     (130)                 (133)
                                                                                  ---------             ---------
        Total shareholders' equity                                                   70,567                67,778
                                                                                  ---------             ---------
        Total liabilities, minority interests and shareholders' equity            $ 101,610             $  90,911
                                                                                  =========             =========

                      Consolidated Statements of Cash Flows

                                   (Unaudited)
                                 (in thousands)

                                                                    Three Months         Three Months
                                                                   Ended June 30,        Ended June 30,
                                                                       1999                 1998
                                                                   -------------         -------------
Cash flows from operating activities:

Net income                                                           $  2,786             $  3,086
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of goodwill                                               170                  150
   Depreciation of property, machinery and equipment                    1,171                1,021
   Minority interests                                                     148                  450
   Amortization of deferred expenditures                                   --                   94
(Increase) decrease in operating assets:
   Accounts receivable, net                                            (8,148)              (6,168)
   Bills receivable                                                       (19)                  55
   Deposits and prepayments                                              (209)                  41
   Inventories, net                                                    (1,428)               2,729
Increase (decrease) in operating liabilities:
   Accounts payable                                                     4,312                   61
   Receipts in advance                                                   (204)                (974)
   Accrued liabilities                                                  3,374                 (444)
   Taxation payable                                                       280                   81

                                                                     --------             --------
   Net cash provided by operating activities                            2,233                  182
                                                                     --------             --------

Cash flows from investment activities:

   Acquisition of property, machinery and equipment                      (836)              (1,264)
   New loan to a customer                                              (2,000)                  --

                                                                     --------             --------
   Net cash used in investing activities                               (2,836)              (1,264)
                                                                     --------             --------

Cash flows from financing activities:

   Net proceeds from issuance of common stock                              --                4,834
   Repayment of revolving credit facility                                  --              (16,000)

                                                                     --------             --------
   Net cash used in financing activities                                   --              (11,166)
                                                                     --------             --------

   Effect of cumulative translation adjustments                             3                 (144)
                                                                     --------             --------

Net decrease in cash and bank deposits                                   (600)             (12,392)
Cash and bank deposits, as of the beginning of the period              17,061               22,373
                                                                     --------             --------
Cash and bank deposits, as of the end of the period                  $ 16,461             $  9,981
                                                                     ========             ========


                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1999


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

     In the opinion of management, the accompanying financial statements include all adjustments considered necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for fiscal year 2000. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1999.


2.   Inventories

     Inventories comprised:

                                                  June 30, 1999      March 31, 1999
                                                  -------------      --------------
                                                      $'000               $'000
     Raw materials                                    7,729               6,641
     Work-in-process                                  3,550               3,287
     Finished goods                                   2,278               2,212
                                                    -------             -------
                                                     13,557              12,140
     Less: Allowance for slow-moving and
               obsolete inventories                  (1,051)             (1,062)
                                                    -------             -------
                                                     12,506              11,078
                                                    =======             =======

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

     Comprehensive income and its components, net of tax, comprised:

                                                          Three Months Ended
                                                               June 30,
                                                          1999          1998
                                                        ------        ------
                                                         $'000         $'000

      Net income                                         2,786         3,086

      Other comprehensive income, net of tax :
       Translation adjustments                               3          (144)
                                                         -----         -----
      Comprehensive income                               2,789         2,942
                                                         =====         =====


4. Computation of earnings per share:

     The numerator in calculating both basic and diluted earnings per share for each period is the reported net income. The denominator is based on the following weighted-average number of common shares:

                                                 Three Months Ended June 30,
                                                ----------------------------
                                                     1999          1998
                                                    -------       -------
                                                       `000          `000

      Basic                                          8,814         8,772
      Diluted                                        8,845         8,839

     The difference between basic and diluted weighted average common shares results from the assumption that dilutive stock options outstanding were exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the statement of operations data of the Company for the three months ended June 30, 1999 and for the same period during the prior year.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, the Company's dependence on major customers and on parties located in the People's Republic of China, changes in market demand for the Company's products, economic factors that include the international financial situation in Asia, the Company's reliance on key personnel and those other factors discussed in the section titled "Risk Factors" and elsewhere in the Company's Form 10-K for the fiscal year ended March 31, 1999, as well as those discussed elsewhere in this Form 10-Q. The Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

Results of Operations

The table below sets forth certain statement of operations data as a percentage of net sales for the three months ended June 30, 1999 and 1998.

                                         Three Months              Three Months
                                       Ended June 30, 1999       Ended June 30, 1998
                                       ------------------        -------------------
Net sales                                 100.0%                     100.0%
Gross profit                               28.5%                      31.1%
Selling, general and administrative        17.7%                      17.0%
     expenses
Operating income                           10.8%                      14.1%
Other income (expenses), net                1.09%                     (0.5%)
Amortization of goodwill                    0.6%                       0.5%
Income before income taxes                 11.3%                      13.1%
Provision for income taxes                  1.0%                       1.1%
Minority interests                          0.5%                       1.5%
Net income                                  9.8%                      10.5%


     Net sales. Net sales for the three months ended June 30, 1999 were $28.6 million, a decrease of $0.8 million, or 2.7%, from the same period in 1998. The decrease is due to the lingering effects of our customers' move to a just-in-time inventory system, resulting in a temporary shift in the timing of orders from our customers.

     Gross Profit. Gross profit was $8.1 million for the three months ended June 30, 1999, a decrease of $1.0 million, or 11.1%, from the same period in 1998. Gross margin was 28.5% for the three months ended June 30, 1999 as compared to 31.1% for the same period in 1998. Decrease in gross margin is due to a decrease in margin on paper products and additional overhead cost to meet customer's just-in-time order pattern.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.0 million for the three months ended June 30, 1999 and 1998.

     Other income (expenses), net. Other income was $0.3 million for the three months ended June 30, 1999, an increase of $0.4 million, from the same period in 1998. Increase in other income is due to interest in the amount of $0.4 million paid during the three months ended June 30, 1998. No interest expense was incurred for the 1999 period.


     Net income. As a result of the factors discussed above, net income was $2.8 million for the three months ended June 30, 1999, a decrease of $0.3 million, or 9.7%, from the same period in 1998.



Liquidity and Capital Resources

     During the three months ended June 30, 1999, Zindart financed its operations through cash from operations. Cash and bank deposits were $16.5 million at June 30, 1999. Cash generated from operating activities was $2.2 million for the three months ended June 30, 1999. Cash used by investing activities was $0.9 million, primarily as a result of acquisition of property, machinery and equipment.

     Zindart has revolving lines of credit with two banks: Standard Chartered Bank and The Hong kong and Shanghai Banking Corporation Limited. As of June 30, 1999, the Company had banking facilities with these banks of up to $16.8 million.

     In May 1999, the Company entered into a credit agreement with one of its customers, Intervisual Books Inc. ("IBI") to facilitate its acquisition of a distributing company. The Company believes this acquisition will be beneficial to both IBI and the Company. Under the terms of this credit agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI, which bears interest at a rate of 5% above LIBOR per annum and will mature in May 2000 and is secured by certain assets of IBI. The credit agreement may be extended for an additional year in exchange for warrants to purchase IBI stock. As of June 30, 1999, the loan due from IBI was $2.0 million.

     Consistent with the industry practice, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances and internally generated cash flow. The Company's accounts receivable balance at June 30, 1999 was $27.0 million.

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

Year 2000 Compliance

The Company's operations may suffer if the computer systems on which it depends are not Year 2000 compliant. The Company has undertaken a systematic approach to address the Year 2000 issue. It has completed an upgrade of its current computer systems to make them Year 2000 compliant. The Company is also building up completed inventory lists and obtaining Year 2000 compliance letters from its suppliers in order to reduce exposure to Year 2000 problems. The Company has also obtained backup generators to reduce its exposure to any disruption of plant operation as a result of Year 2000 problems. In addition, the Company has adopted general procedures in its contingency plans for the safeguard of data and protection of communications between its Hong Kong office and factories in the PRC. The contingency plans established are under constant review during 1999 and into 2000. Risks, assumptions and contingency measures are regularly revised in the light of changing circumstances. During the remainder of 1999, the Company is focusing significant effort on the preparedness and readiness of our key suppliers and customers. The Company is considering a series of preventive actions such as building up additional stock of major materials, pre-production of goods which should be delivered around December 1999 and January 2000, and performing Year 2000 audits on vendors. The Company also continues to focus on ways of mitigating Year 2000 risk and on contingency planning, to minimize disruption from events external to the Company's own operation. Despite these measures, there can be no assurance that the Company will not fall victim to Year 2000 problems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There were no material changes in reported market risks since last filing of Form 10-K for the fiscal year ended March 31, 1999.

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS:

   27.1  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ZINDART LIMITED



                                           /s/      FEATHER FOK
                                           ------------------------------------
Dated:  August 12, 1999                    By:    Feather Fok
                                                  Chief Financial Officer