Form 10-Q
period 1999-09-30
ZINDART LTD
filed 1999-11-15
CIK 1028637

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September  30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _______________

                        Commission file number 000-22161

                                 Zindart Limited
             (Exact name of registrant as specified in its charter)

                                    Hong Kong

         (State or other jurisdiction of incorporation or organization)

                                 Not Applicable
                      (I.R.S. Employer Identification No.)

                             Flat C&D, 25/F Block 1
                           Tai Ping Industrial Centre
                            57 Ting Kok Road, Tai Po
                           New Territories, Hong Kong
                    (Address of principal executive offices)

                                011-852-2665-6992
              (Registrant's telephone number, including area code)

                                 Not Applicable
          (Former name or former address, if changed since last report)

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____

        The number of shares of common stock outstanding as of September 30, 1999 was 8,813,625 (including the assumed issuance of 666,667 shares of common stock reserved for future issuance pursuant to the acquisition of Hua Yang Holdings Co., Ltd.).

                                TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                 3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    9
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          12

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS            13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    14

SIGNATURES                                                                   15

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

Unless otherwise indicated, amounts denoted by "$" are U.S. dollars and amounts denoted by "GBP" are pounds sterling of the United Kingdom.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                   As of Sept      As of Mar 31,
                                                                                    30, 1999           1999
                                                                                  -----------      -------------
                                                                                  (Unaudited)
Assets

Current assets:
Cash and bank deposits                                                              $  5,272          $17,061
Accounts receivable, net                                                              45,050           18,871
Bills receivable                                                                         266              256
Deposits and prepayments                                                               4,188            1,379
Inventories, net                                                                      17,664           11,078
                                                                                    --------          -------
        Total current assets                                                          72,440           48,645

Property, machinery, equipment, net                                                   34,018           30,311
Loan receivable                                                                        2,200               --
Goodwill, net                                                                         50,125           11,955
Deferred expenditures                                                                    923               --
                                                                                    --------          -------
        Total assets                                                                $159,706          $90,911
                                                                                    ========          =======

Liabilities, minority interests and shareholders' equity

Current liabilities:
Short-term bank borrowings                                                          $  4,594          $    --
Deferred consideration                                                                 2,893               --
Convertible notes payable                                                              1,431               --
Long-term bank loan, current portion                                                  12,000               --
Accounts payable                                                                      13,916            5,421
Receipts in advance                                                                    2,210            1,802
Accrued liabilities                                                                   21,091           12,557
Taxation payable                                                                       3,638            1,436
                                                                                    --------          -------
        Total current liabilities                                                     61,773           21,216

Long-term bank loan, non-current portion                                              18,000               --
Convertible notes payable, non-current portion                                         3,294               --
Deferred taxation                                                                        970              971
                                                                                    --------          -------
        Total liabilities                                                             84,037           22,187
                                                                                    --------          -------

Minority interests                                                                     1,166              946
                                                                                    --------          -------

Shareholders' equity:
Common stock                                                                             527              527
Common stock reserved and to be issued                                                    43               43
Additional paid-in capital                                                            38,497           38,497
Reorganization adjustment                                                             (8,180)          (8,180)
Retained earnings                                                                     43,450           37,024
Cumulative translation adjustments                                                       166             (133)
                                                                                    --------          -------
        Total shareholders' equity                                                    74,503           67,778
                                                                                    --------          -------
        Total liabilities, minority interests and shareholders' equity              $159,706          $90,911
                                                                                    ========          =======

                      Consolidated Statements of Operations
                                    Unaudited
                    (in thousands, except per share amounts)

                                                                  Three Months Ended                Six Months Ended
                                                                     September 30,                    September 30,
                                                               -------------------------         -------------------------
                                                                 1999             1998             1999             1998
                                                               --------         --------         --------         --------
Net sales                                                      $ 41,745         $ 35,442         $ 70,318         $ 64,809
Cost of sales                                                   (28,161)         (24,620)         (48,603)         (44,847)
                                                               --------         --------         --------         --------
Gross profit                                                     13,584           10,822           21,715           19,962
Selling, general and administrative expenses                     (8,479)          (5,406)         (13,530)         (10,408)
Other income (expenses), net                                       (321)             (14)             (10)            (149)
Amortization of goodwill                                           (384)            (211)            (554)            (361)
                                                               --------         --------         --------         --------
Income before income taxes                                        4,400            5,191            7,621            9,044
Provision for income taxes                                         (689)            (511)            (976)            (825)
                                                               --------         --------         --------         --------
Income before minority interests                                  3,711            4,680            6,645            8,219
Minority interests                                                  (71)            (139)            (219)            (592)
                                                               --------         --------         --------         --------
Net income                                                     $  3,640         $  4,541         $  6,426         $  7,627
                                                               ========         ========         ========         ========

Basic earnings per share                                       $   0.41         $   0.52         $   0.73         $   0.87
Weighted average number of shares outstanding - Basic             8,814            8,813            8,814            8,793

Diluted earnings per share                                     $   0.41         $   0.51         $   0.72         $   0.86
Weighted average number of shares outstanding - Diluted           8,936            8,833            8,892            8,836

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                Six Months Ended
                                                                            -------------------------
                                                                            Sept 30,         Sept 30,
                                                                              1999            1998
                                                                            --------         --------
Cash flows from operating activities:

Net income                                                                  $  6,426         $ 7,627
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of goodwill                                                      554             361
   Amortization of deferred expenditures                                         152             185
   Depreciation of property, machinery and equipment                           2,705           2,084
   Net (gain) loss on disposals of property, machinery and equipment              --             (23)
   Minority interests                                                            219             592
(Increase) decrease in operating assets:
   Accounts receivable, net                                                  (18,328)         (8,141)
   Bills receivable                                                              (10)             55
   Deposits and prepayments                                                   (1,224)            311
   Inventories, net                                                           (2,330)          4,272
Increase (decrease) in operating liabilities:
   Accounts payable                                                            4,724           1,490
   Receipts in advance                                                           408          (1,228)
   Accrued liabilities                                                         7,869             424
   Taxation payable                                                              643             556
   Deferred taxation                                                              (1)             (1)
                                                                            --------         -------
   Net cash provided by operating activities                                   1,807           8,564
                                                                            --------         -------

Cash flows from investment activities:
   Net cash outflow for acquisition of a subsidiary                          (44,236)           (575)
   Acquisition of property, machinery and equipment                           (1,777)         (2,534)
   Additions of construction-in-progress                                          --            (576)
   Fixed assets disposal proceeds                                                 --              28
   Additions of deferred expenditures                                           (875)             --
   New loan receivables                                                       (2,200)             --
                                                                            --------         -------
   Net cash used in investing activities                                     (49,088)         (3,657)
                                                                            --------         -------

                                                                      Six Months Ended
                                                                 -------------------------
                                                                 Sept 30,         Sept 30,
                                                                   1999             1998
                                                                 --------         --------
Cash flows from financing activities:

   Net proceeds from issuance of common stock                          --            4,931
   Increase in short-term bank borrowings                             618               --
   New bank loan                                                   30,000               --
   New convertible notes issued                                     4,725               --
   Repayment of revolving credit facility                              --          (22,000)
                                                                 --------         --------
   Net cash provided by (used in) financing activities             35,343          (17,069)
                                                                 --------         --------
   Effect of cumulative translation adjustments                       149             (116)
                                                                 --------         --------
Net decrease in cash and bank deposits                            (11,789)         (12,278)
Cash and bank deposits, as of the beginning of the period          17,061           22,373
                                                                 --------         --------
Cash and bank deposits, as of the end of the period              $  5,272         $ 10,095
                                                                 ========         ========

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1999

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

        In the opinion of management, the accompanying financial statements include all adjustments considered necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for fiscal year 2000. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1999, which have been previously filed with the Securities and Exchange Commission.

2.      Inventories

        Inventories comprised:

                                                  September 30, 1999      March 31, 1999
                                                  ------------------      --------------
                                                      $  '000                $  '000

        Raw materials                                  10,016                  6,641
        Work-in-process                                 3,087                  3,287
        Finished goods                                  5,641                  2,212
                                                      -------                -------
                                                       18,744                 12,140
        Less: Allowance for slow-moving and
                  obsolete inventories                 (1,080)                (1,062)
                                                      -------                -------
                                                       17,664                 11,078
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

        Comprehensive income and its components, net of tax, comprised:

                                                            Three Months Ended
                                                              September 30,
                                                           --------------------
                                                            1999          1998
                                                           ------        ------
                                                           $ '000        $ '000

        Net income                                          3,640         4,541
        Other comprehensive income, net of tax:
         Translation adjustments                              296            (3)
                                                           ------        ------
        Comprehensive income                                3,936         4,538
                                                           ======        ======


4.      Computation of earnings per share:

        The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares:

                                  Three Months Ended September 30,
                                  -------------------------------
                                    1999                 1998
                                  ---------            ---------
        Basic                     8,814,000            8,813,000
        Diluted                   8,936,000            8,833,000

      The difference between basic and diluted weighted average common shares results from the assumption that dilutive stock options outstanding were exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21A of the Securities Exchange Act of 1934 regarding events and trends which may affect the Company's future operating results and financial position. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, the Company's dependence on major customers and on parties located in mainland China, changes in market demand for the Company's products, economic factors that include the international financial situation in Asia and other economic conditions, the Company's reliance on key personnel and those other factors discussed in the section titled "Risk Factors" and elsewhere in the Company's Form 10-K for the fiscal year ended March 31, 1999, as well as those discussed elsewhere in this Form 10-Q. The forward-looking statements are based on information available to the Company on the date of this report, and the Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

The Company is a turnkey manufacturer of high-quality die-cast, injection-molded and paper products, including die-cast collectibles, collectible holiday ornaments and toys, hand-made books and specialty packaging products. The Company is a Hong Kong corporation headquartered in Hong Kong, and its manufacturing operations are located in the neighboring Guangdong province of mainland China. The Company serves a growing number of customers that are brand-name marketers of die-cast and injection-molded giftware and collectibles, as well as packagers and publishers of books in the United States and Europe.

On July 28, 1999, the Company acquired all of the outstanding shares of stock of Corgi Classics Limited, a corporation registered in England and Wales. Corgi is a producer of collectible items and figurines. In consideration for the stock, the Company paid GBP29,000,000, including the assumption of existing debt, the issuance of GBP6,557,817 of preferred stock to certain former stockholders of Corgi and the issuance of GBP3,000,000 in loan notes (the "Loan Notes") to certain stockholders of Corgi. The Loan Notes carry with them a right exercisable by the Noteholders (as defined in the Loan Notes) to require the Company to purchase the outstanding amount of the Loan Notes in exchange for the issuance to the Noteholders of common stock of the Company at a price equal to 80 percent of the average market price of the common stock over a ten-day period prior to exercise of the right, so long as the average market price is above $12. This right is exercisable over a two-year period commencing on July 28, 1999 subject to certain conditions.

The acquisition of Corgi was financed by a $30,000,000 term loan extended on July 28, 1999 to a subsidiary of the Company by ABN AMRO Bank N.V., London Branch (the "Term Loan"). A standby letter of credit facility between ABN AMRO Bank N.V., Hong Kong Branch, and certain other financial institutions and the Company also in the amount of $30,000,000, was entered into on the same date in support of the Term Loan.

Results of Operations

The table below sets forth certain statement of operations data as a percentage of net sales for the three months ended September 30, 1999 and 1998.

                                          Three Months Ended        Three Months Ended
                                          September 30, 1999        September 30, 1998
                                          ------------------        ------------------
Net sales                                       100.0%                    100.0%
Gross profit                                     32.5%                     30.5%
Selling, general and administrative              20.3%                     15.3%
     expenses
Operating income                                 12.2%                     15.3%
Other income (expenses), net                     (0.8%)                      --
Amortization of goodwill                          0.9%                      0.6%
Income before income taxes                       10.5%                     14.6%
Provision for income taxes                        1.7%                      1.4%
Minority interests                                0.2%                      0.4%
Net income                                        8.7%                     12.8%


        Net sales. Net sales for the three months ended September 30, 1999 were $41.7 million, an increase of $6.3 million, or 17.8%, from the same period in 1998. The increase is primarily due to the acquisition of Corgi and stronger sales in the high-quality book category.

        Gross Profit. Gross profit was $13.6 million for the three months ended September 30, 1999, an increase of $2.8 million, or 25.9%, from the same period in 1998. Gross margin was 32.5% for the three months ended September 30, 1999 as compared to 30.5% for the same period in 1998. The increase in gross margin is primarily due to the addition of the Corgi business, whose gross margin was 52.1%.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.5 million for the three months ended September 30, 1999, an increase of $3.1 million, or 57.4%, from the same period in 1998. The increase is primarily due to the addition of the selling, general and administrative expenses of Corgi Classics.

        Other income (expenses), net. Other expenses were $0.3 million for the three months ended September 30, 1999, an increase of $0.3 million, from the same period in 1998. Increase in other expenses is primarily due to interest expenses for the Term Loan and the Loan Notes incurred in connection with the Corgi acquisition.

        Net income. As a result of the increase in selling, general and administrative expenses and other expenses, offset in part by the increase in net sales, and the other factors discussed above, net income was $3.6 million for the three months ended September 30, 1999, a decrease of $0.9 million, or 20.0%, from the same period in 1998.

Liquidity and Capital Resources

        Cash and bank deposits were $5.3 million at September 30, 1999. Cash generated from operating activities was $1.8 million for the six months ended September 30, 1999. Cash used by investing activities was $49.1 million, primarily in connection with the Corgi acquisition.

        Zindart has revolving lines of credit with the following banks: ABN AMRO Bank, Standard Chartered Bank, KBC Bank NV and The Hongkong and Shanghai Banking Corporation Limited. As of September 30, 1999, the Company had available banking facilities with these banks of up to $54.1 million. On July 28, 1999, the Company drew down its $30 million term loan from ABN AMRO Bank at interest rate of 3-month LIBOR plus a margin. The term loan has a tenure of 30 months. The company expects to repay the term loan and related interest from internally generated funds.

        In May 1999, the Company entered into a credit agreement with one of its customers, Intervisual Books Inc. ("IBI") to facilitate its acquisition of a distributing company. The Company believes this acquisition will be beneficial to both IBI and the Company. Under the terms of this credit agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI, which bears interest at a rate of 5% above LIBOR per annum and will mature in May 2000 and is secured by certain assets of IBI. The credit agreement may be extended for an additional year in exchange for warrants to purchase IBI stock. As of September 30, 1999, the loan due from IBI was $2.2 million.

        Consistent with the industry practice, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances and internally generated cash flow. The Company's accounts receivable balance at September 30, 1999 was $45.1 million.

        The Company's sales are denominated in either U.S. dollars or Hong Kong dollars. The majority of the Company's expenses are denominated in Hong Kong dollars, followed by renminbi (the currency of mainland China) and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, Hong Kong Dollar and the renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong dollar or renminbi relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Compliance

The Company's operations may suffer if the computer systems on which it depends are not Year 2000 compliant. The Company has undertaken a systematic approach to address the Year 2000 issue. It has completed an upgrade and rectification work for its current computer systems to make them Year 2000 compliant. The Company has completed its inventory lists and obtained their respective Year 2000 compliance letters in order to reduce exposure to Year 2000 problems. The Company has also obtained backup generators to reduce its exposure to any disruption of plant operations as a result of Year 2000 problems. In addition, the Company has adopted general procedures in its contingency plans for the safeguard of data and protection of communications between its Hong Kong office and factories in mainland China. The Company has established risk mitigation measures and contingency plans as well as roll-over plans. Under the contingency plan, the Company has scheduled a series of preventive actions such as building up additional stock of major materials and pre-producing goods which should be delivered around December 1999 and January 2000. The Company has also contacted relevant major vendors, suppliers and business counterparties to seek confirmations of their respective Year 2000 readiness status. The Company is also taking additional necessary measures to prepare for the Year 2000 transition. Despite these measures, there can be no assurance that the Company will not fall victim to Year 2000 problems.

Seasonality

Our operating results in the past have fluctuated and those results may fluctuate in the future. We cease production for a two-week period during January or February of each year due to the observance of the lunar new year holiday in Hong Kong and mainland China, which has caused revenues during the fourth fiscal quarter of each year to be lower than revenues during the other three quarters. We may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of receipt of orders from customers and the shipment of products. Sales of books are weighted toward the Christmas season; as a result, book sales in the first half of our fiscal year are generally higher than in the second half.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary risk exposures arise from changes in interest rates and foreign currency exchanges rates. The Company had $30 million in variable rate debt outstanding at September 30, 1999. The Company does not currently hedge its interest rate exposure. Based on its current level of variable rate debt, the Company believes that its results from operations and cash flows would not be adversely affected if the applicable interest rate were increased one percent.

The Company is exposed to risk from changing foreign currency exchange rates. The Company's sales are denominated either in U.S. dollars or Hong Kong dollars. The majority of the Company's expenses are denominated in Hong Kong dollars, followed by renminbi (the currency of mainland China) and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, Hong Kong Dollar and the renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong dollar or renminbi relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

PART II OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

The annual general meeting of the Company's stockholders was held on September 10, 1999, to consider and vote upon the following matters, each of which were approved by the indicated vote:

1. Proposal to adopt the audited financial statements and the reports of the directors and auditors of the Company for the fiscal year ended March 31, 1999

        Votes for          Votes against         Abstentions
        4,929,594               135                 4,311

2. Proposal to re-elect ten directors to serve for the ensuing year and until their successors are elected

                                       Votes cast for each director
                              ------------------------------------------------
                              Votes for        Votes against       Abstentions
                              ---------        -------------       -----------
Robert A. Theleen             4,917,655            5,735              10,650
Alexander M.K. Ngan           4,917,503           11,402               5,135
Feather F.Y. Fok              4,922,103            6,785               5,152
James G. Gilleran             4,920,820            1,835              11,385
Christopher Guest             4,921,003            1,652              11,385
Leo Paul Koulos               4,916,503           12,285               5,252
Monique S.H. Lau              4,920,248            7,685               6,252
Gordon L.M. Seow              4,920,248            7,657               6,135
Stanley Wang                  4,914,885           14,320               4,835
Victor Wang                   4,921,003            8,802               4,235

3. Proposal to authorize the Board of Directors to issue all or part of the authorized but unissued shares of the Company, in such manner and to such persons as they shall in their absolute discretion deem fit, such authorization to lapse at the Company's next annual general meeting.

                              Votes for        Votes against       Abstentions
                              ---------        -------------       -----------
                              4,844,986           31,812              57,242

4. Proposal to re-appoint Arthur Andersen & Co. as independent auditors of the Company for the fiscal year ending March 31, 2000.

                              Votes for        Votes against       Abstentions
                              ---------        -------------       -----------
                              4,923,710            3,213               7,117

An extraordinary general meeting of the Company's stockholders was held on September 10, 1999, to consider and vote upon a proposal to approve (1) the reincorporation of the Company from Hong Kong to Bermuda and (2) special resolutions designed to implement the reincorporation. The proposal was approved by the following vote:

                              Votes for        Votes against       Abstentions
                              ---------        -------------       -----------
                              4,903,571           23,040              7,429

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this report:

    Exhibit
    Number          Description
    -------         -----------
     27.1           Financial Data Schedule

(b) Reports on Form 8-K

        The Company's Current Report on Form 8-K regarding its acquisition of Corgi Classics Limited was filed on August 12, 1999 and amended on October 12, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ZINDART LIMITED

                                            /s/ Feather Fok
                                            -----------------------------------
Dated: November 12, 1999                    By: Feather Fok
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                      Exhibit Index

Exhibit
Number                       Description
-------                      -----------

27.1                         Financial Data Schedule