Form 10-Q
period 1999-12-31
ZINDART LTD
filed 2000-02-14
CIK 1028637

                United States Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended December 31, 1999

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

                                 Yes [X] No [ ]

        The number of shares of common stock outstanding as of December 31, 1999 was 8,834,125 (including the assumed issuance of 666,667 shares of common stock reserved for future issuance pursuant to the acquisition of Hua Yang Holdings Co., Ltd.).

                                TABLE OF CONTENTS

                                                                                          Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                                3



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                  10
        CONDITION AND RESULTS OF OPERATIONS



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         14



PART I. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                   15

SIGNATURE PAGE                                                                             16







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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                            As of Dec.      As of Mar 31,
                                                                             31, 1999            1999
                                                                             ---------        ---------
                                                                            (Unaudited)       (Audited)
Assets

Current assets:
Cash and bank deposits                                                       $   5,628        $  17,061
Accounts receivable, net                                                        33,365           18,871
Bills receivable                                                                    --              256
Deposits and prepayments                                                         4,198            1,379
Loan receivable                                                                  2,200               --
Inventories, net                                                                16,493           11,078
                                                                             ---------        ---------
        Total current assets                                                    61,884           48,645

Property, machinery, equipment, net                                             36,449           30,311
Goodwill, net                                                                   49,631           11,955
Deferred expenditures                                                              729               --
                                                                             ---------        ---------
        Total assets                                                         $ 148,693        $  90,911
                                                                             =========        =========

Liabilities, minority interests and shareholders' equity

Current liabilities:
Short-term bank borrowings                                                   $   6,993        $      --
Deferred consideration                                                           1,726               --
Convertible notes payable                                                        1,431               --
Long-term bank loan, current portion                                            12,000               --
Accounts payable                                                                10,108            5,421
Receipts in advance                                                              1,317            1,802
Accrued liabilities                                                             14,030           12,557
Taxation payable                                                                 4,081            1,436
                                                                             ---------        ---------
        Total current liabilities                                               51,686           21,216

Long-term bank loan, non-current portion                                        15,000               --
Convertible notes payable, non-current portion                                   3,341               --
Deferred taxation                                                                  971              971
                                                                             ---------        ---------
        Total liabilities                                                       70,998           22,187
                                                                             ---------        ---------

Minority interests                                                               1,222              946
                                                                             ---------        ---------

Shareholders' equity:
Common stock                                                                       527              527
Common stock reserved and to be issued                                              43               43
Additional paid-in capital                                                      38,634           38,497
Reorganization adjustment                                                       (8,180)          (8,180)
Retained earnings                                                               45,446           37,024
Cumulative translation adjustments                                                   3             (133)
                                                                             ---------        ---------
        Total shareholders' equity                                              76,473           67,778
                                                                             ---------        ---------
        Total liabilities, minority interests and shareholders' equity       $ 148,693        $  90,911
                                                                             =========        =========

                      Consolidated Statements of Operations
                                    Unaudited
                    (in thousands, except per share amounts)

                                                             Three Months Ended           Nine Months Ended
                                                                 December 31,                December 31,
                                                              1999          1998          1999         1998
                                                           ---------     ---------     ---------     ---------
Net sales                                                  $  37,835     $  25,776     $ 108,153     $  90,585
Cost of sales                                                (24,796)      (18,144)      (73,399)      (62,991)
                                                           ---------     ---------     ---------     ---------
Gross profit                                                  13,039         7,632        34,754        27,594
Selling, general and administrative expenses                  (8,985)       (4,917)      (22,515)      (15,325)
                                                           ---------     ---------     ---------     ---------
Operating income                                               4,054         2,715        12,239        12,269
Other (expenses) income , net                                   (834)          114          (844)          (35)
Amortization of goodwill                                        (494)         (168)       (1,048)         (529)
                                                           ---------     ---------     ---------     ---------
Income before income taxes                                     2,726         2,661        10,347        11,705
Provision for income taxes                                      (674)         (217)       (1,650)       (1,042)
                                                           ---------     ---------     ---------     ---------
Income before minority interests                               2,052         2,444         8,697        10,663
Minority interests                                               (57)         (119)         (276)         (711)
                                                           ---------     ---------     ---------     ---------
Net income                                                 $   1,995     $   2,325     $   8,421     $   9,952
                                                           =========     =========     =========     =========

Basic earnings per share                                   $    0.23     $    0.26     $    0.95     $    1.13
Weighted average number of shares outstanding - Basic          8,825         8,814         8,818         8,800

Diluted earnings per share                                 $    0.22     $    0.26     $    0.95     $    1.13

Weighted average number of shares outstanding - Diluted        8,932         8,814         8,906         8,829

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                               ----------------------
                                                               Dec 31,       Dec 31,
                                                                 1999          1998
                                                               --------      --------
Cash flows from operating activities:

Net income                                                     $  8,421      $  9,952
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of goodwill                                       1,048           529

   Amortization of deferred expenditures                            346           275

   Depreciation of property, machinery and equipment              4,460         3,171

   Net loss (gain) on disposals of property, machinery and
   equipment                                                         33           (23)

   Minority interests                                               276           711
(Increase) decrease in operating assets:
   Accounts receivable, net                                      (6,643)        2,973
   Bills receivable                                                 256            --
   Deposits and prepayments                                      (1,234)          208
   Inventories, net                                              (1,159)        3,096
Increase (decrease) in operating liabilities:

   Accounts payable                                                 916        (1,277)
   Receipts in advance                                             (485)       (1,030)
   Accrued liabilities                                              808         1,926
   Taxation payable                                               1,086           693
   Deferred taxation                                                 --            61

                                                               --------      --------
   Net cash provided by operating activities                      8,129        21,265
                                                               --------      --------

Cash flows from investment activities:

   Net cash outflow for acquisition of a subsidiary             (45,403)         (575)
   Acquisition of property, machinery and equipment              (5,996)       (3,755)
   Fixed assets disposal proceeds                                    --            28
   Additions of deferred expenditures                              (875)          (18)
   New loan receivables                                          (2,200)           --

                                                               --------      --------
   Net cash used in investing activities                        (54,474)       (4,320)
                                                               --------      --------

                                                                Nine Months Ended
                                                              Dec 31,       Dec 31,
                                                                1999          1998
                                                              --------      --------
Cash flows from financing activities:

   Net proceeds from issuance of common stock                      137         4,931
   Increase in short-term bank borrowings                        3,017            --
   New bank loan                                                27,000            --
   New convertible notes issued                                  4,772            --
   Repayment of revolving credit facility                           --       (28,000)
                                                              --------      --------
   Net cash provided by (used in) financing activities          34,926       (23,069)
                                                              --------      --------

   Effect of cumulative translation adjustments                    (14)         (115)
                                                              --------      --------

Net decrease in cash and bank deposits                         (11,433)       (6,239)
Cash and bank deposits, as of the beginning of the period       17,061        22,373
                                                              --------      --------
Cash and bank deposits, as of the end of the period           $  5,628      $ 16,134
                                                              ========      ========

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 1999

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

     In the opinion of management, the accompanying financial statements include all adjustments considered necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for fiscal year 2000. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1999, which have been previously filed with the Securities and Exchange Commission.

2.   Inventories

     Inventories comprised:

                                          December 31, 1999    March 31, 1999
                                          -----------------    --------------
                                                $'000               $'000
Raw materials                                    9,123               6,641
Work-in-process                                  2,854               3,287
Finished goods                                   5,200               2,212
                                               -------             -------
                                                17,177              12,140
Less: Allowance for slow-moving and
          obsolete inventories                    (684)             (1,062)
                                               -------             -------
                                                16,493              11,078
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

     Comprehensive income and its components, net of tax, comprised:

                                                            Three Months Ended
                                                               December 31,
                                                           1999            1998
                                                          ------          ------
                                                           $'000           $'000
Net income                                                 1,995           2,325

Other comprehensive income, net of tax :
 Translation adjustments                                    (163)             --
                                                          ------          ------
Comprehensive income                                       1,832           2,325
                                                          ======          ======

4.   Computation of earnings per share:

     The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares:

                                                   Three Months Ended December 31,
                                                     ---------------------------
                                                      1999                 1998
                                                     -----                 -----
                                                     (`000)                (`000)
Basic                                                8,825                 8,814
Diluted                                              8,932                 8,814

     The difference between basic and diluted weighted average common shares results from the assumption that dilutive stock options outstanding were exercised.

5.   Segment Disclosure:

     The Company organises its operations into three business segments: (i) die-cast and injection-moulded plastic, (ii) books and specialty packaging and (iii) production and marketing of collectibles through the Company's United Kingdom subsidiary, Corgi Classics. The following table presents certain operating segment information:

                                     Die-Cast     Paper       Corgi       Total
                                     Division    Division    Classics    Segments
                                      ------      ------      ------      ------
Three Months Ended
Dec 31, 1999
        Net revenue                   20,934       7,418       9,483      37,835
        Operating income               1,546         415       2,093       4,054

Three Months Ended
Dec 31, 1998
        Net revenue                   20,572       5,204          --      25,776
        Operating income               2,606         109          --       2,715

Total identifiable assets*
Dec 31, 1999                          47,971      27,500      23,591      99,062
Dec 31, 1998                          51,522      30,523          --      82,045

*Identifiable assets represent total assets less goodwill, net.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events and trends which may affect the Company's future operating results and financial position. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, the Company's dependence on major customers and on parties located in mainland China, changes in market demand for the Company's products, economic factors that include the international financial situation in Asia and other economic conditions, the Company's reliance on key personnel and those other factors discussed in the section titled "Risk Factors" and elsewhere in the Company's Form 10-K for the fiscal year ended March 31, 1999, as well as those discussed elsewhere in this Form 10-Q. The forward-looking statements are based on information available to the Company on the date of this report, and the Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

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

On July 28, 1999, the Company acquired all of the outstanding shares of stock of Corgi Classics Limited, a corporation registered in England and Wales. Corgi is a producer of collectible items and figurines. In consideration for the stock, the Company paid GBP29,000,000, including the assumption of existing debt, the redemption of GBP6,557,817 of preferred stock from certain former stockholders of Corgi and the issuance of GBP3,000,000 in loan notes (the "Loan Notes") to certain stockholders of Corgi. The Loan Notes carry with them a right exercisable by the Noteholders (as defined in the Loan Notes) to require the Company to purchase the outstanding amount of the Loan Notes in exchange for the issuance to the Noteholders of common stock of the Company on terms set forth in the Loan Notes. This right is exercisable over a two-year period commencing on July 28, 1999 subject to certain conditions.

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

On November 16, 1999, Corgi purchased certain assets from Lledo PLC, a leading brand in the United Kingdom collectibles industry including the right to the brand name of Lledo and certain tooling, for GBP1.95 million in cash.

Results of Operations

The table below sets forth certain statement of operations data as a percentage of net sales for the three months ended December 31, 1999 and 1998.

                                         Three Months Ended    Three Months Ended
                                         December 31, 1999     December 31, 1998
                                         ------------------    ------------------
Net sales                                      100.0%                100.0%
Gross profit                                    34.5%                 29.6%
Selling, general and administrative             23.8%                 19.1%
    expenses
Operating income                                10.7%                 10.5%
Other (expenses) income, net                    (2.2%)                 0.4%
Amortization of goodwill                         1.3%                  0.7%
Income before income taxes                       7.2%                 10.3%
Provision for income taxes                       1.8%                  0.8%
Minority interests                               0.2%                  0.5%
Net income                                       5.3%                  9.0%


        Net sales. Net sales for the three months ended December 31, 1999 were $37.8 million, an increase of $12.0 million, or 46.8%, from the same period in 1998. The increase was primarily driven by three sources: the contribution of Corgi Classics, Inc., growth in the high-quality book category and an increase in sales of die-cast products as a result of new OEM customers.

        Gross profit. Gross profit was $13.0 million for the three months ended December 31, 1999, an increase of $5.4 million, or 70.8%, from the same period in 1998. Gross margin was 34.5% for the three months ended December 31, 1999 as compared to 29.6% for the same period in 1998. The increase in gross profit is primarily due to the addition of the Corgi business, whose gross profit was 53.1% in the three months ended December 31, 1999.

        Selling, general and administrative expenses. Selling, general and administrative expenses were $9.0 million for the three months ended December 31, 1999, an increase of $4.1 million, or 82.7%, from the same period in 1998. The increase is primarily due to the addition of the selling, general and administrative expenses of Corgi Classics and expenses of Zindart's expanded marketing program.

        Other (expenses) income, net. Other expenses were $0.8 million for the three months ended December 31, 1999, an increase of $0.9 million from the same period in 1998. The increase in other expenses was primarily due to interest expenses for the Term Loan and the Loan Notes and amortization of debt issuance expenses incurred in connection with the Corgi acquisition.

        Net income. Net income was $2.0 million for the three months ended December 31, 1999, a decrease of $0.3 million, or 14.2%, from the same period in 1998. The lower net income reflects primarily the higher selling, general and administrative expenses and higher effective income tax rate of Corgi and expenses associated with Corgi acquisition. The Company increased expenditures in its marketing program and recorded $1.2 million in interest and debt issuance expenses and amortization of goodwill associated with the Corgi acquisition.

Liquidity and Capital Resources

        Cash and bank deposits were $5.6 million at December 31, 1999. Cash generated from operating activities was $8.1 million for the nine months ended December 31, 1999. Cash used by investing activities was $54.5 million, primarily in connection with the Corgi acquisition.

        Zindart has revolving lines of credit with certain banks, including ABN AMRO Bank, Standard Chartered Bank, KBC Bank NV and The Hongkong and Shanghai Banking Corporation Limited. As of December 31, 1999, the Company had available banking facilities with these banks of up to $56 million. On July 28, 1999, the Company drew down its $30 million term loan from ABN AMRO Bank at interest rate of 3-month LIBOR plus a margin. The term loan has a tenure of 30 months. The company expects to repay the term loan and related interest from internally generated funds.

        In May 1999, the Company entered into a credit agreement with one of its customers, Intervisual Books Inc. ("IBI") to facilitate its acquisition of a distributing company. The Company believes this acquisition will be beneficial to both IBI and the Company. Under the terms of this credit agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI, which bears interest at a rate of 5% above LIBOR per annum and will mature in May 2000 and is secured by certain assets of IBI. The credit agreement may be extended for an additional year in exchange for warrants to purchase IBI stock. As of December 31, 1999, the loan due from IBI was $2.2 million.

        Consistent with the industry practice, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances and internally generated cash flow. The Company's accounts receivable balance at December 31, 1999 was $33.4 million.

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

Year 2000 Compliance

The Company's operations may suffer if the computer systems on which it depends are not Year 2000 compliant. The Company has undertaken a systematic approach to address the Year 2000 issue. A detailed Y2K rollover plan and rollover team were established to set up procedures to address any issues resulting from the changeover from December 31,1999 to January 1,2000. The rollover resulted in no material adverse effect on the Company's computer systems and operations. Also no data or reports were lost in the Company's computer systems during the transition period and all date-based calculations were appeared to be calculated correctly by the Company's computer systems following the rollover. The Company suffered no interruption in supplies from third parties as a result of the rollover. Production machinery and equipment were also tested and their function has not been affected by the year changeover. Date-based computer systems may also fail to recognize February 29, 2000, possibly resulting in faulty date calculations and related errors or disruptions. The Company conducted a review of its date-based computer systems in respect of February 29, 2000, as part of its systematic Y2K review; however, there can be no assurance that the computer systems and operations of the Company will not be disrupted by the failure of computer systems to recognize February 29, 2000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary risk exposures arise from changes in interest rates and foreign currency exchanges rates. The Company had $27 million in variable rate debt outstanding at December 31, 1999. The Company does not currently hedge its interest rate exposure. Based on its current level of variable rate debt, the Company believes that its results from operations and cash flows would not be adversely affected if the applicable interest rate were increased one percent.

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

PART II   OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  The following exhibits are filed with this report:

         Exhibit
         Number               Description
         27.1                 Financial Data Schedule

(b)     Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ZINDART LIMITED

                                       /s/ Feather Fok
                                       ----------------------------------
Dated: February 14, 2000               By:  Feather Fok
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                  Exhibit Index

Exhibit
Number                Description
27.1                  Financial Data Schedule