Form 10-K
period 2000-03-31
ZINDART LTD
filed 2000-06-29
CIK 1028637

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-22161

                                ZINDART LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           HONG KONG S.A.R., CHINA                             NOT APPLICABLE
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

           FLAT C&D, 25/F, BLOCK 1,                            NOT APPLICABLE
          TAI PING INDUSTRIAL CENTRE                             (ZIP CODE)
          57 TING KOK ROAD, TAI PO,
   NEW TERRITORIES, HONG KONG S.A.R., CHINA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 011-852-2665-6992

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
               NOT APPLICABLE.                                NOT APPLICABLE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           AMERICAN DEPOSITARY SHARES
                         (REPRESENTING ORDINARY SHARES)
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reverence in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the American Depositary Shares ("ADSs") held by non-affiliates of the Registrant, based upon the last sale price of the ADSs reported on the Nasdaq National Market on June 28, 2000 was 24,293,843.75.

     The number of ordinary shares ("Shares") outstanding as of March 31, 2000 was 8,834,125.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

FORWARD-LOOKING STATEMENTS

     This annual report (the "Annual Report") on Form 10-K contains forward-looking statements that are subject to risks and uncertainties which could differ materially from those anticipated. Risks and uncertainties include, in addition to those discussed below under "Item 1 -- Risk Factors" and without limitation, changes in market demand for the Company's products, changes in economic conditions and dependence on certain customers. The Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the Zindart Limited Proxy Statement relating to the annual general meeting of shareholders to be held on September 8, 2000 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

CURRENCY CONVERSIONS

     All references in this Annual Report on Form 10-K to "U.S. dollars," "US$" or "$" alone are to United States dollars; all reference to "GBP" are to pounds sterling of the United Kingdom; all references to "HK dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" are to Renminbi, which is the currency of the People's Republic of China (excluding Hong Kong, the "PRC"). This Annual Report on Form 10-K contains translations of certain HK Dollar amounts into U.S. Dollar amounts at specified rates. These translations should not be construed as representations that the HK Dollar amounts actually represent or represented such U.S. Dollar amounts or could be or could have been converted into U.S. Dollars at the rates indicated. Unless otherwise stated, the translations of HK Dollars into U.S. Dollars have been made at the rate of US$1.00 = HK$7.75.

                                     PART I

ITEM 1 -- BUSINESS

     Zindart Limited was organized under the laws of Hong Kong in 1978. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" refer to Zindart Limited and its subsidiaries (including Hua Yang and Corgi), the term "Zindart" refers to Zindart Limited and its subsidiaries (excluding Hua Yang and Corgi), the term "Hua Yang" refers to Hua Yang Holdings Co., Ltd., its main operating subsidiary, Hua Yang Printing Holdings Co., Limited, and its other subsidiaries and "Corgi" refers to Corgi Classics (Holdings) Ltd., and its main operating subsidiary, Corgi Classics Ltd. The Company's executive offices are located at Flat C&D, 25/F, Block 1, Tai Ping Industrial Centre, 57 Ting Kok Road, Tai Po, New Territories, Hong Kong, and its telephone number is 011-852-2665-6992.

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

     The Company serves a growing number of customers that are brand-name marketers of die-cast and injection-molded giftware and collectibles, as well as packagers and publishers of books in the United States and Europe. Customers for die-cast and injection-molded products include Hallmark Cards, Inc. ("Hallmark"), Mattel(R) Toys ("Mattel(R)"), Hasbro, Inc., Sieper Werke GmbH, Revell Monogram, Alcone Marketing Group Inc. and Freeplay Group. Customers for books, paper and packaging products include Mattel(R), Intervisual Books, Inc., Reader's Digest, Inc., The Metropolitan Museum of Art, Jetta Co. Ltd., Penguin Putnam Inc. and Macmillan Children's Books. See Note 24 -- "Segment Information" of the Notes to Consolidated Financial Statements of Zindart.

DEVELOPMENT OF THE COMPANY

     Zindart was founded in 1978 by Mr. George Sun. In 1982, Zindart moved its production to its first facility in the PRC. Additional production capacity was added in 1987 with the opening of the Company's second PRC facility. In 1993, ChinaVest IV Funds Group, a fund controlled by ChinaVest Limited ("ChinaVest"), acquired a majority ownership position in Zindart. By late 1994, in response to growth in sales, Zindart decided to build a large modern facility for its die-cast and injection molded products in Dongguan, Guangdong Province (the "Dongguan Facility") in order to expand and consolidate its manufacturing operations. Relocation of the workers and production lines from Zindart's two other facilities to the Dongguan Facility began in September 1996. The relocation of workers and production lines was completed in January 1998. By the end of 1998, the Dongguan Facility provided over 1,424,000 square feet for production and production support including dormitory spaces capable of accommodating up to 12,200 employees.

     In February 1998, Zindart acquired 100% of the outstanding capital stock of Hua Yang. Hua Yang is a leading printer and manufacturer of hand-made books, specialty packaging and other paper products and is located in the PRC. The acquisition provides Zindart with its own packaging operation, which is an integral part of providing its customers with a fully integrated turnkey manufacturing service. The acquisition of Hua Yang (the "Hua Yang Acquisition") broadened Zindart's product lines and customer base, and promoted its goal of becoming a leading producer of high-quality hand-assembled consumer products in the PRC.

     Hua Yang's business was founded in Hong Kong in the 1950s as a small business printer by C.M. Chan and his family. In the 1960s, the Chan family purchased a two-color offset printing press and launched its packaging business, primarily servicing Hong Kong-based toy manufacturers. By the mid-1980s, the Chan family had acquired additional four-color presses and decided to diversify into the hand-made book business, initially focusing on pop-up books. At the time, given the high level of hand-work involved in pop-up books, the Chan family opened an assembly plant in Shenzhen, Guangdong Province, to access the large and inexpensive labor force. In 1995, the Chan family sold the assets of the business to ChinaVest and various funds controlled by Advent International Corporation ("Advent"). That same year, Hua Yang purchased two more six-color presses and consolidated its printing and hand-assembly in the PRC, maintaining its headquarters and sales force in Hong Kong.

     In the Hua Yang Acquisition, the shareholders of Hua Yang exchanged all of the outstanding ordinary shares and preferred shares of Hua Yang Holdings Co., Ltd. for $35.0 million in cash and up to 1,000,000 Shares (collectively, the "Acquisition Consideration"). Of the 1,000,000 Shares, 666,667 were issued at the closing of the Hua Yang Acquisition and placed in escrow for a period of six months to secure certain indemnification obligations under the Exchange Agreement. By the terms of the Exchange Agreement, the remaining 333,333 Shares were to remain unissued until completion of an independent audit of Hua Yang's financial results for the two-year period ending March 31, 1999. Because Hua Yang did not meet the earn-out requirement as of March 31, 1999, the Company has not issued and will not issue the remaining 333,333 Shares. As of March 31, 2000 the Company was still in the process of issuing the 666,667 Shares reserved in connection with the Hua Yang Acquisition.

     In July 1999, the Company acquired (the "Corgi Acquisition") Corgi Classics Ltd. ("Corgi"), a leading collectibles company in the United Kingdom. Corgi produces classics collectible scale model cars, trucks, buses and planes and distributes its collectibles in Europe, the United States and Asia. The Company expects the Corgi Acquisition to establish synergies between Corgi's branded collectibles, marketing capabilities and product innovations in the collectibles industry with Zindart's manufacturing capabilities. The Corgi Acquisition is also expected to allow the Company to strengthen its marketing infrastructure and advance its goals to continue worldwide growth and expansion and increase brand-building opportunities. In November 1999, Corgi acquired in an asset purchase (the "Lledo Acquisition") the rights to the name Lledo, a leading brand in the U.K. premium collectibles industry, and certain tooling for collectibles manufactured by Lledo for an aggregate of GBP1.95 million in cash. The Lledo Acquisition is expected to further grow Corgi's collectible business in the U.K. market.

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

  Manufacturing Capacity

     The Company currently employs approximately 9,000 production workers and has an aggregate of 1,962,000 square feet of manufacturing space with the capacity for up to 15,800 workers in its two manufacturing facilities. The Company believes that its available production capacity provides added flexibility to further shorten production cycles, which in turn will enable the Company to offer, among other things, a just-in-time manufacturing service.

  Turnkey Manufacturing Service

     The Company's turnkey manufacturing service fulfills a customer's requirements at every stage in the production process, including component sourcing, computer-aided product engineering and design, model and mold making and manufacturing, assembling and packaging of the finished product. This coordinated, one-stop production process provides the Company's customers with
(1) shortened lead times from design to production, (2) a single participant in the manufacturing process instead of the multiple participants previously required and (3) increased efficiency, resulting in lower per-unit costs. See "Business -- Manufacturing."

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

                             THE COMPANY'S STRATEGY

     The Company's goal is to become the leading manufacturer of high-quality die-cast and injection-molded collectibles, hand-made books, specialty packaging and other paper products for the premier designers and marketers of such items. The Company also seeks to expand its self-branded presence in in the global collectibles market through the Corgi Acquisition and Lledo Acquisition. The Company's business strategy to achieve these goals is to focus on the following:

  Develop Additional Major Customers

     Currently, the Company has a small core group of large customers, but it also manufactures products for many other smaller customers. The Company expects that it may be able to develop several of these smaller customers into major customers as they become familiar with the benefits of the Company's turnkey manufacturing service. The Company offers major customers a dedicated production team and dedicated production space which can provide such customers with attractive advantages. For example, the Company can customize its production facility to meet the specific needs of such customers, and the customer is able to exercise greater control over the production process, thereby enhancing quality control and cost efficiency, increasing confidentiality, and expediting scheduling and delivery timetables. The Company believes that its ability to offer such dedicated production services has led to enhanced relationships with its core customer base. During fiscal year 2000, the Company successfully started business relationships with new customers in the U.S., Europe and Asia, including being selected as a non-exclusive approved factory for the manufacture of Alcone Marketing Group's Pokemon gold trading cards.

  Diversify Product Offerings

     The Company has established itself as a leading manufacturer of die-cast collectibles, collectible holiday ornaments, toys, hand-made books, specialty packaging and other paper products. The Company intends to diversify its product offerings to include the manufacture of other consumer products that utilize the Company's current competitive advantages and production expertise. In fiscal year 2000, the Company expanded its offerings to include die-cast trading cards for Alcone Marketing Group and flashlights and radios for Freeplay Group. While the Company maintains its strength in manufacturing collectibles, it seeks to expand its manufacturing of premium and electronic products.

  Deploy Advanced Management Information Systems

     The Company seeks to enhance its manufacturing and business processes through the deployment of advanced management information systems that enable the real-time monitoring and management of its operating and financial performance and resources. The Company has developed custom manufacturing software and deployed a comprehensive enterprise software solution. The implementation of the software has improved the efficiency of the production lines to which they have been applied, and the Company is extending the software to cover other production lines.

                        MARKETS, PRODUCTS AND CUSTOMERS

  Die-cast Collectibles

     The Company manufactures a wide range of metal die-cast collectible scale model replicas of trucks, planes and automobiles, such as the Ford Taurus, Chevrolet Monte Carlos Ferrari, Audi TT, Corvette, Mustang and Formula One cars. These replicas, which come in various scales from 1/18 to 1/64 of the size of the original product, are medium and high-feature products that must meet exacting standards. Many of the die-cast replicas have complex designs which require high-quality workmanship and decorative details, with pad printing of as many as one hundred imprints. The most complex of these models incorporate up to 200 moveable parts. The die-cast scale model replicas manufactured by the Company are sold through hobby shops, collectors' clubs, car and equipment dealers, toy and gift stores and other channels. These products typically retail in the United States for between $150 and $180 for the high-feature products, between $25 and $60 for the medium-feature products and between $5 and $10 for the small-scale products. Many of these products have nostalgic appeal to adult consumers. In addition, some of these products, especially the automobile replicas, have attracted a following of collectors and are traded on secondary markets. The Company believes, based on many years of sales experience, that many die-cast collectibles have enduring consumer appeal.

     The Company's primary customers for die-cast collectibles are Mattel(R) and Hallmark. During the year, the Company has decided to end its business relationship with Ertl, formerly the Company's largest customer due to the change in standards and price requirements of Ertl under its new owner, Racing Champions. Although the loss of business from Ertl has not yet fully replaced by new customers, the Company believes that Corgi and any newly developed business will eventually make up the loss. For the fiscal year ended March 31, 2000, sales to new customers including Alcone Marketing Group and Freeplay Group represented approximately 8.1% of the Company's total revenues. Sales to Mattel(R), a leading U.S. designer and marketer of die-cast collectible replicas and general toys that has had a business relationship with the Company since March 1997, represented 21.1% of the company's total revenues for the fiscal year ended March 31, 2000 while sales to Hallmark represented 8.5% of the company's total revenues for the fiscal year 2000. See "Risk Factors -- Risks Relating to the Company -- Dependence on Major Customers."

     The Company's customers for die-cast collectibles include other well-known designers and marketers of such products, such as Revell-Monogram, which has been a customer of the Company since 1987, and SWG of Germany, which has been a customer of the Company since 1989. Revell-Monogram is a leading designer and marketer of plastic model kits and die-cast replicas of airplanes, automobiles and ships marketed under the "Revell" and "Monogram" brand names. SWG is one of the largest designers and marketers of die-cast replicas in Germany, marketed under the brand name "Siku."

  Collectible Holiday Ornaments

     Hallmark, long known as a leading producer of greeting cards, also distributes collectible holiday ornaments and giftware products. Hallmark relies on the Company to manufacture many of its Keepsake Ornaments, which consist of a variety of Christmas ornaments, holiday-themed pieces and other giftware both in die-cast zinc alloy and plastic. Hallmark's Keepsake Ornaments products also include free-standing decorations such as die-cast replicas of pedal cars. The production of Keepsake Ornaments products requires highly-developed hand spray painting skills and attention to quality by each member of the Company's workforce in order to meet Hallmark's exacting aesthetic and quality requirements.

     The Keepsake Ornaments manufactured by the Company are collectibles sold through authorized retail outlets. These products typically retail in the U.S. for between $7 and $25. Many purchasers of Keepsake Ornaments consider these products to be valuable, collectible items. In addition to traditional holiday themes, many Keepsake Ornaments depict characters from storybooks and films such as the Wizard of Oz, Star Trek, Star Wars, Madam Alexandra and Peanuts, as well as various well-known Disney characters. For the fiscal year ended March 31, 2000, sales to Hallmark represented approximately 8.5% of the Company's total revenues. See "Risk Factors -- Risks Relating to the Company Dependence on Major Customers."

  Books

     The Company manufactures "pop-up" books, novelty books and board books. Pop-up books are books containing specially die-cut, folded and glued paper pieces that, when the book is opened, "pop" out of the book in three dimensions. These products typically retail in the U.S. for between $3 and $50. Most of the Company's "pop-up" books are targeted at children, but a small segment also caters to the adult and young adult markets. Novelty books, sometimes also referred to as "book-plus," incorporate an extra or unusual element. These elements often make the book interactive or provide play value; examples include an electronic device, a noise maker, plastic, vinyl, textured or scented materials, or a plush toy. Board books usually are die-cut or punched into an unusual shape, thus requiring hand-assembly. These books are made of heavyweight, stiff paperboard, are durable in nature and usually are targeted at the children's market. Often board books come in a set of three or more titles and are grouped together in a hand-assembled slip case, sleeve or custom made box. These books are sold through toy and book stores, authorized dealers and other channels.

  Specialty Packaging

     Specialty packaging includes paper board and E-flute (corrugated) boxes and, to a lesser extent, blister cards and inserts. Box packaging often requires advanced printing techniques, including five- and six- color printing, hot foil stamping, spot or total coating, varnishing, embossing and lamination. After printing, boxes are die-cut to shape with a drop-out window often included. PVC sheets, which also are cut to shape and often incorporate some silk screen printing, are glued in place by hand in the drop-out windows. Blister cards are simple backing boards used in a plastic blister pack while insert cards are printed pieces of board used as backing or filler inside a larger packaging box. Specialty packaging is produced for certain manufacturers and other marketers that utilize this kind of specialty packaging to protect products during shipment and to exhibit products for sale in retail stores.

  Other Paper Products

     Other paper products manufactured by the Company include puzzles, board games, photo albums, stationery sets and activity packs, all of which require hand assembly. These products are targeted at children, young adult and adult markets. These products are also sold through hobby shops, authorized dealers, book and gift stores, as well as through other channels.

  Corgi Products

     Corgi is one of the oldest and fastest growing U.K. -- based producers of classics collectible scale model cars, trucks, buses and planes. Corgi has a comprehensive network of distribution channels, including retail, wholesale, direct mail and the Internet.

     Corgi die-cast models comprise a broad portfolio of different products, ranging from highly authentic models produced in limited editions to lower priced models targeted primarily at the toy market. Its product portfolio is broadly divided into the following categories: (1) collectible steam vehicles, trucks and other road transport; (2) collectible public transport; (3) collectible aircraft; (4) traditional die-cast toys; and (5) collectible metal figurines. Corgi holds licences for a number of major properties including The Beatles, James Bond, Guinness, Manchester United and Madame Tussauds. In addition to the Corgi brand, Corgi distributes its various product ranges under the brand names Aviation Archive, The Original Omnibus Company, ICON figurines and Lledo.

     Corgi's products are sold in 30 markets around the world. In addition to the United Kingdom, other important markets include the United States, Canada, France, Germany, Hong Kong and Japan.

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

     The Company's die-cast and injection-molded production facilities are located in Dongguan, in the PRC. The Dongguan Facility includes (1) a product engineering area, (2) model-making and mold-making areas, (3) die-casting and injection-molding areas, (4) hand-spray and electrostatic painting and pad printing areas, (5) assembly and packing areas, (6) a warehouse, and (7) dormitory, dining and recreational facilities. The Company's product engineering staff makes extensive use of sophisticated computer-aided design systems for the development of prototype-scale models. The die-casting, injection-molding and electrostatic painting areas operate on a two-shift basis. The hand-spray, pad printing and assembly and packing areas run on a single-shift basis. Assembly and hand painting areas account for most of the total work force and production area. The Company's hand-made book, specialty packaging and paper production facilities are located between Dongguan and Hong Kong in Shenzhen (the "Shenzhen Facility") in the PRC. The Shenzhen Facility includes (1) a pre-press area, press rooms and print finishing area, (2) die-cut, trimming, guillotining and punching areas, (3) packaging and book hand assembly areas, (4) a warehouse, and
(5) dormitory and dining facilities. The press rooms operate on a two-shift basis with seven advanced German presses delivering up to six-color printing capability. The die-cut department also runs on a two-shift basis during the peak season. Hand assembly for both packaging and books generally works one shift, adding an additional shift during the peak season, and accounts for most of the total work force and production areas.

     The Company uses zinc alloy and various plastic resins in its die-cast and injection-molded production operations. The supply and demand for zinc alloy and for both plastic resins and the petrochemical intermediates from which plastic resins are produced are subject to cyclical and other market factors and can fluctuate significantly. The Company acquires raw materials for its die-cast production primarily from Australia, Belgium and Canada. Plastics used for manufacturing collectible holiday ornaments and figurines are obtained from Hong Kong. The Company's standard practice is to maintain a supply of raw materials sufficient for approximately three months' production. See "Risks
Factors -- Risks Relating to the Company -- Dependence on Raw Materials."

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

COMPETITION

     The Company faces significant competition in each of its product segments. In die-cast collectibles and collectible holiday ornaments, the Company competes with several companies located primarily in the PRC. In toys, the Company competes with numerous companies located all over the world. In "pop-up" books, the Company competes with several companies located in Southeast Asia and South America. In novelty and board books as well as packaging, the Company competes with several companies located in Hong Kong. The Company believes that the basis of competition in the manufacturing of all of its products is price, quality, technical capabilities and the ability to produce in required volumes and to timely meet delivery schedules. The ability to meet increasing demands of just-in-time ordering by customers is becoming one of the essential factors for maintaining competitive advantage in the die-cast market. The Company believes that it can maintain this competitive advantage through its expanded facilities and reorganization programs. The

Company also expects increased competition from other industry participants that may seek to enter one or more of the Company's high margin product segments. Many of the existing and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company.

     The Company does not believe that there are any significant barriers to entry into the manufacture of its products, although the Company believes that it currently holds certain competitive advantages. The Company does not characterize its business as proprietary and does not own any copyrights or possess any material trade secrets although the Company has received a U.S. utility patent on one of its novelty book products. Accordingly, additional participants may enter the market at any time. No assurance can be given as to the ability of the Company to compete successfully with its current or future competitors, and the inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain of the Company's customers, including Mattel(R), manufacture a substantial portion of their products internally. Any determination by a principal customer to manufacture new products internally or to move manufacturing from the Company to another third party would have a material adverse effect on the Company's business, financial condition and results of operations.

SUBSIDIARIES

     The Company has a controlling interest in two mold-making subsidiaries. In August 1994, Zindart acquired a 55% interest in Onchart Industrial Limited, a British Virgin Islands corporation. In December 1994, Zindart acquired a 51% interest in Luen Tat Mould Manufacturing Limited ("Luen Tat"), and in July 1998, Zindart increased its ownership interest in Luen Tat to a 90% stake by committing to payment of $1.65 million pursuant to a payment schedule that was completed on September 29, 1999. Goodwill in this acquisition accounted for $0.54 million and will be amortized over 10 years. Presently, Luen Tat conducts its mold-making operations in one of the Company's factories, and provides the Company with the largest in-house mold and model-making capacity in southern China. Dongguan Xinda Giftware Company Limited is a Sino-foreign contractual joint venture between the Company and Dongguan Hengli Trading General Company, an entity that is controlled by PRC governmental bodies. This contractual joint venture was established in the PRC to own and operate the Dongguan Facility. This joint venture has a term of 15 years, expiring in November 2009. Under the joint venture agreement and the supplemental agreement thereto, the Company is entitled to 100% of the joint venture's profit, after paying its joint venture partner a pre-determined annual fee.

     Hua Yang is a subsidiary of the Company and has three subsidiaries. Hua Yang Printing Holdings Co., Limited, based in Hong Kong, is 100% owned and employs the sales, accounting and management staff for the book and packaging businesses and holds the Hua Yang equity interests in its two Chinese joint ventures/subsidiaries. Shenzhen Huaxuan Printing Product Co., Ltd. ("Shenzhen Huaxuan") is a contractual joint venture between Hua Yang and Goshu Economic Development Company, a PRC government entity that was established to operate the Shenzhen Facility. The Shenzhen Huaxuan joint venture has a term of 15 years and expires in October 2010. Under the joint venture agreement, the Company is entitled to 100% of the joint venture's profit, after paying its joint venture partner a pre-determined annual fee, and, at the end of the joint venture term, the Company will continue to own the other assets of the joint venture, but the land and building will revert to the PRC party. Guangzhou Jin Yi Advertising Company Ltd. is an inactive company 90% owned by Hua Yang.. Corgi Classics (Holdings) Ltd. is a wholly owned subsidiary of the Company and has a 100% owned subsidiary, Corgi Classics Ltd.

BACKLOG AND SEASONALITY

     The Company's die-cast and injection-molded product customers generally contact the Company six to eight months in advance of product delivery in order that the Company engineers can design and fashion the molds for the products. Thereafter, these customers place production orders one to three months in advance of target delivery dates. These purchase orders may be canceled by the customer upon reimbursement of actual costs incurred and payment of a portion of lost profits, as determined on a case-by-case basis.

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

     As is customary in the PRC, each year the Company closes its facilities for two weeks during the months of January or February in celebration of the Lunar New Year holiday. As a result, the Company's fourth fiscal quarter production and revenues have in the past been lower than in other quarters and are expected to be lower than in future quarters. Except as attributable to the observance of the Lunar New Year, the Company has not experienced seasonality in its die-cast and injection-molded products business operations, although they could show quarterly fluctuations based on the timing of orders placed by its customers. The Company's book sales are weighted toward the Christmas season. As a result, sales of books in the first half of each fiscal year are generally greater than in the second half.

     In light of the increasing demands of just-in-time manufacturing and the competitive environment in the books and packaging sector, the Company expects to face pressure on its sales and revenue. As of March 31, 2000, the Company had orders on hand of approximately $32.1 million, compared to $34.0 million as of March 31, 1999, a decrease of 5.6% from the previous year.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

     The Company has no registered trademarks. The Company has received a U.S. patent on a novelty book product. The Company's key employees have entered into confidentiality agreements with the Company.

EMPLOYEES

     As of March 31, 2000, the Company employed approximately 11,320 persons, of whom approximately 9,000 were production workers, 1,420 were administrative staff and 900 were engineering and technical personnel. As is customary for employers in the PRC, each of the Company's production facilities includes housing facilities for workers. The Company is committed to providing good working and living conditions for its employees in the PRC. To that end, the Company has adopted a code of conduct relating to human rights, including a prohibition on use of child labor, and guidelines regarding worker safety, wages and hours.

     The Company provides training to its managers and executives in its Hong Kong headquarters through courses conducted by industry professionals engaged by the Company as well as by senior management. The courses cover management skills, total quality management, ISO 9000 requirements and the technical aspects of the Company's operations. In addition, the Company sponsors the attendance of night classes for a number of technical staff, and in-house seminars for workers are held semi-annually by the quality control staff or the factory managers on quality requirements. See "Risk Factors -- Risks Relating to the Company -- Reliance on Key Personnel" and "-- Employees."

FINANCIAL INFORMATION ABOUT FOREIGN OPERATION

     Information as to foreign operations is included in Note 24 to the consolidated financial statements "Segment Information" appearing on pages 49 to 51 of this Annual Report on Form 10-K.

                             THE CORGI ACQUISITION

  Overview

     On July 28, 1999, the Company acquired all of the outstanding shares of stock of Corgi Classics Limited, a corporation registered in England and Wales. Corgi is a globally recognized brand name with a reputation for high quality and technical innovation. Corgi die-cast vehicles were launched in 1956 and rapidly became a leading brand name in the collectibles industry. The "James Bond" Aston Martin die-cast model car sold over 5 million pieces during the first year on the market. The Corgi brand name has enjoyed renewed prominence since a management buyout of Corgi in 1995, after which Corgi's management focused on the nostalgic value of the line and the potential to create a collectibles market. Located in Leicester, United Kingdom, Corgi employs 59 people at its facilities in the United Kingdom and Hong Kong . There are over 300 Corgi retail outlets, including 30 Collector Centers in the United Kingdom which carry the full line of Corgi's cars, trucks, buses, and airplane die-cast scale models. Corgi also sponsors a Corgi Classics Roadshow vehicle which can be seen at over 40 events a year and is visited by an estimated 1.5 million people every year.

  Terms of Transaction

     Pursuant to a Sale and Purchase Agreement dated July 28, 1999 among the Company, Exitarena Limited ("Exitarena"), Christopher Guest, Esq. and certain other parties (collectively with Mr. Guest, the "Stockholders"), Exitarena acquired all of the outstanding shares of stock of Corgi Classics Limited from the Stockholders and was subsequently renamed Corgi Classics (Holdings) Ltd. As a result of the Corgi Acquisition, Corgi Classics Ltd. became a wholly owned subsidiary of Exitarena, which is a wholly owned subsidiary of the Company. In consideration for the shares of stock of Corgi, the Company paid total consideration of GBP29,000,000 to the Stockholders, including the procurement or repayment by Corgi Classics Ltd.'s existing bank indebtedness as well as certain preferred stock issued to a number of Stockholders for GBP6,557,817.21 and the issuance by Exitarena of a total of GBP3,000,000 in loan notes (the "Loan Note") to certain Stockholders who are members of senior management of Corgi. The Loan Note carries with it a right exercisable by the Noteholders (as defined in the Loan Note) to require the Company to purchase the outstanding amount of the Loan
Note in exchange for the issuance to the Noteholders of shares of the Company at a price equal to 80 percent of the average market price of the common stock over a ten-day period prior to exercise of the right, so long as the average market price is above $12. This right is exercisable over a three-year period commencing on July 28, 1999 subject to certain conditions.

     The acquisition of Corgi was financed by a $30,000,000 term loan extended on July 28, 1999 to Exitarena by ABN AMRO Bank N.V., London Branch (the "Term Loan"). A standby letter of credit facility between ABN AMRO Bank, N.V., Hong Kong Branch, and certain other financial institutions and the Company also in the amount of $30,000,000, was entered into on the same date in support of the Term Loan.

                                  RISK FACTORS

  Limited Precedent

     There is limited precedent with which to evaluate the potential risks and rewards related to the development, financing, ownership and operation of a light manufacturing company in the PRC.

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

  Risks Relating to the Company

     Dependence on Major Customers. Sales to two core customers -- Hallmark, and Mattel(R) -- account for a majority of the Company's total net sales. Sales to Hallmark, and Mattel(R) as a percentage of the Company's total net sales during fiscal years 1999 and 2000 were approximately 41.3% and 29.6%, respectively. Zindart began a business relationship with Mattel(R) in February 1997. As a result, the Company may be more susceptible to a loss of business from Mattel(R) than it would be from its other customers with which the Company has longer-term relationships. For example, in fiscal year 1999, Mattel(R) switched to internal production of its small scale (1/64) cars, which had previously been produced by Zindart. Sales to the eight next largest customers as a percentage of the Company's total net sales during fiscal 1999 and 2000 were approximately 34.6% and 30.0%, respectively. The Company's dependence on its core customers is expected to continue in the foreseeable future. Although management believes that any one of its customers could be replaced eventually, the loss of any one of its major customers, particularly Mattel(R) or Hallmark would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's sales transactions with all of its customers are based on purchase orders received by the Company from time to time that are subject to cancellation.

     Introduction of New Products by Customers; Market Acceptance; Economic Factors. The Company's long-term operating results depend substantially upon its customers' ability to continue to conceive of, design and market new products and upon continuing market acceptance of its customers' existing and future products. In the ordinary course of their businesses, the Company's customers continuously develop new products and create additions to their existing product lines. Significant delays by the Company's customers in the introduction of, or their failure to introduce or market, new products or additions to their respective product lines would impair the Company's results of operations. The die-cast collectible, collectible holiday ornament, toy and hand-made book markets are affected by changing consumer tastes and interests, which are difficult to predict and over which the Company's customers have little, if any, control. These products in any event have limited life cycles and may be discontinued by the customer at any time. Accordingly, there can be no assurance that existing or future products of the Company's customers will continue to receive substantial market acceptance. In addition, since most of the products manufactured by the Company are sold in the United States, the Company's profitability will also depend on the strength of the U.S. economy, which can affect U.S. consumers' spending habits on such items as die-cast collectibles, collectible holiday ornaments, toys and books. Any downturn in the U.S. economy could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. The Company faces significant competition in each of its product segments. In die-cast collectibles and collectible holiday ornaments, the Company competes with several companies located primarily in Hong Kong and the PRC. In toys, the Company competes with numerous companies located all over the world. In "pop-up" books, the Company competes with several companies located in Southeast Asia and South America. In novelty and board books as well as packaging, the Company competes with several companies located in Hong Kong and other parts of the PRC. The Company believes that the basis of competition in the manufacturing of all of its products is price, quality, technical capabilities and the ability to produce in required volumes and to meet delivery schedules in a timely manner. The Company expects increased competition from other industry participants that may seek to enter one or more of the Company's high margin product segments. Many of the existing and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company.

     The Company does not believe that there are any significant barriers to entry into the manufacture of its products, although the Company believes that it currently holds certain competitive advantages. While the Company holds one U.S. patent, it does not characterize its business as proprietary and does not own copyrights or possess any material trade secrets. Accordingly, additional participants may enter the market at any time. No assurance can be given as to the ability of the Company to compete successfully with its current or future competitors, and the inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain of the Company's customers, including Mattel(R), manufacture a substantial portion of their products internally. Any determination by a principal customer to manufacture its products internally or to move manufacturing from the Company to another third party would have a material adverse effect on the Company's business, financial condition and results of operations.

     Ability to Manage Growth and Fluctuations. The Company has experienced significant growth over the past few years and is expanding its manufacturing and marketing operations. The operations of the Company's book and packaging division have fluctuated significantly over the same periods. The management of the Company's growth or fluctuations in levels of operations, as appropriate, will require continued improvement and refinement of the Company's operating, management and financial control systems, as well as a significant increase in the Company's manufacturing, quality control, marketing, logistics and service capabilities, any of which could place a significant strain on the Company's resources. If the Company's management is unable to manage its operations effectively, the quality of the Company's products, its ability to retain key customers and its business, financial condition and results of operations could be adversely affected. As part of its expansion, the Company will have to hire additional management personnel and other employees. The expenses associated with hiring, training and integrating such employees may be incurred prior to the generation of any associated revenues, with a corresponding adverse effect on the Company's business, financial condition and results of operations. In addition, the failure to integrate new personnel on a timely basis could have an adverse effect on the Company's business, financial condition and results of operations.

     Production Facilities; Capacity Limitations. The existing facilities of Hua Yang (the Company's book and packaging division) are relatively old and will likely need to be further upgraded and expanded in coming years in order to handle projected business. The Company intends to either secure additional space in close proximity to these existing facilities or move its book and packaging operations to a new location closer to the Dongguan Facility. In either case, the Company will be required to incur substantial additional costs in connection with upgrading or moving its book and packaging division manufacturing facilities. The Company leases its current facilities for its book and packaging division. If the Company elects to relocate these facilities prior to the expiration of its lease in 2001, the Company would be required to renegotiate the term of the lease because it does not have an ownership interest in the facilities or such facilities' leasehold improvements, and upon termination of its lease such improvements would revert to the owner of the facilities. No assurance can be given as to the ability of the Company to renew or relocate its existing facilities on acceptable terms and at an acceptable cost, and the inability of the Company to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on Raw Materials. The Company uses zinc alloy, various plastic resins and paper in its manufacturing operations. The Company's financial performance is dependent to a substantial extent on the cost of such raw materials. The supply and demand for paper, zinc alloy and for both plastic resins and the petrochemical intermediates from which plastic resins are produced are subject to cyclical and other market and political factors and may fluctuate significantly. As a result, the cost of raw materials to the Company is subject to substantial increases and decreases over which the Company has no control except by seeking to time its purchases in order to take advantage of favorable market conditions. In the past, the Company has experienced significant increases in the price of certain raw materials, which resulted in an increase in the Company's production costs that the Company was not able to pass on fully to its customers. To the extent that future increases in the cost of raw materials cannot be passed on to customers, such increases could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Reliance on Key Personnel. The success of the Company is substantially dependent upon its executive management, as well as upon its ability to attract and retain additional qualified design, manufacturing and marketing personnel. Upon Mr. George Sun's retirement as the Company's Chief Executive Officer in May 1998, Mr. Alexander M. K. Ngan was appointed President and Chief Executive Officer of the Company. Mr. Ngan has served as a director of the Company since October 1995 and is a partner of ChinaVest, which has assisted the Company with, among other things, executive recruitment and financial management. The loss of the services of any of the Company's current executive management for any reason could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company is not the beneficiary of any "key person" life insurance policy on any such person. Successful expansion of the Company's business will require additional management resources and may require the hiring of additional senior management personnel. See "Item
10 -- Directors, Executive Officers and Certain Key Employees."

     Possible Fluctuation in Operating Results; Reduced Revenue in the Fourth Fiscal Quarter. The Company's operating results in the past have fluctuated and those results may fluctuate in the future. The Company ceases production for a two-week period during January or February of each year due to the Lunar New Year holiday, which has caused revenues during the fourth quarter of each year to be lower than revenues during the other three quarters. The Company may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of receipt of orders from customers and the shipment of products. Sales of books are weighted toward the Christmas season; as a result, book sales in the first half of the fiscal year are generally higher than the second half. The Company may experience annual and quarterly variations in operating results and, accordingly, the trading price of the ADSs may be subject to fluctuations in response to such variations. In any event, it is likely that the Company's operating results from time to time will not meet the expectations of the Company's public market analysts, which will have an adverse effect on the trading price of the ADSs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Potential Product Liability. The Company is engaged in businesses that could result in possible claims for injury or damage resulting from its products. The Company is not currently, nor has it been in the past, a defendant in any product liability lawsuit. Although the Company maintains certain product liability insurance, a successful claim brought against the Company by a customer of the Company or a consumer and the adverse publicity that could accompany any harm caused to a consumer by a product manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     Government Regulations. U.S. customers of the Company are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles that are found to be unsafe or hazardous, and can require a recall of such products under certain circumstances. Similar laws exist in some states and cities in the United States, as well as in foreign jurisdictions. The Company relies on its customers to design products that comply with such safety standards and to test the products to ensure compliance with applicable regulatory safety standards. While the Company believes that its customers design and test the products the Company manufactures for compliance with regulatory standards, and the Company itself maintains quality assurance, there can be no assurance that the Company's products will not be found to violate applicable laws, rules and regulations, which could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that the Company's products will not be marketed in the future in countries with more restrictive laws, rules and regulations, either of which could make compliance more difficult or expensive, and which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Effect of Principal Shareholders. Funds controlled by ChinaVest currently beneficially own 23.3% of the outstanding Shares. As a principal shareholder, ChinaVest has the ability to significantly influence, if not control, the election of the Company's directors and most corporate actions of the Company. Robert A. Theleen, Chairman of the Board of the Company, and Mr. Ngan, President, Chief Executive Officer and a director of the Company, are partners in ChinaVest. See "Principal Shareholders."

     Taxation. The Hong Kong statutory income tax rate is currently 16%, and the PRC income tax rate on the Company's Sino-foreign joint ventures is currently a maximum of 27% (24% state income tax and 3% local income tax). The Company presently is exempt from PRC income tax pursuant to tax holidays that decreased to partial exemptions in March 1997 and terminate as early as March 2001. The Company will be required to pay taxes in the PRC based on the income, if any, of its subsidiaries in the PRC as these tax holidays expire. The Company's effective tax rate was 9.6% for fiscal year 1999 and 18.3% for fiscal year 2000. The amount of income realized is based in a large measure on the transfer prices the Company pays for the products manufactured in its joint ventures located in the PRC. In the event that the PRC were to successfully challenge the transfer prices established by the Company, the Company would become subject to increased taxation in that jurisdiction. As a result, the effective tax rate of the Company would increase, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations. Under interpretations relating to allocation of income under Hong Kong tax law, Zindart recognizes one-half of the gross profit of Zindart as taxable income in Hong Kong, regardless of the amount of gross profit realized in the PRC. In the event that these interpretations change or are held invalid, the Company could be required to recognize more taxable income in Hong Kong. As a result, the effective tax rate of the Company would increase, which would in turn have a material adverse effect on the Company's business, financial condition and results of operations. See Note 16 of the Notes to Consolidated Financial Statements of Zindart.

     Year 2000 Matters. To date, the Company has not experienced any significant problems related to Year 2000 issues associated with the computer systems, software, other property and equipment we use. However, the Company cannot ensure that the Year 2000 problem will not adversely affect its business, operating results or financial condition at some point in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Implications."

     Tariffs and Quotas. Most of the Company's products are shipped to customers in the United States. The United States may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels, which could adversely affect the Company's ability to continue to export products to the United States at current or increased levels. The Company cannot predict what regulatory changes may occur, if any, or the type or extent of any financial impact on the Company that such changes may have in the future. In addition, various forms of protectionist trade legislation have been proposed in the United States. Adverse changes in tariff structures or other trade policies could have a material adverse effect on the Company's business, financial condition and results of operations.

     Environmental Matters. The Company's operations involve the use of certain toxic substances, including plastic resins, oil-based paints and cleaning solvents. The Company is, and is likely to continue to be, subject to PRC national, provincial and local environmental protection laws and regulations. Such laws and regulations currently impose a uniform fee on industrial wastewater discharges and a graduated schedule of pollution fees for the discharge into the environment of waste substances in excess of applicable standards, require the payment of fines for violations of laws, regulations or decrees and provide for possible closure by the central, provincial or local government of any facility that fails to comply with orders requiring it to cease or cure certain activities deemed by such authorities to be causing environmental damage. The Company currently disposes of its waste substances in a manner it believes is consistent with similarly-situated companies operating in the PRC. Such disposal practices may not be consistent with those of companies operating in the United States. There can be no assurance that the Company will be in compliance with applicable laws and regulations and will avoid incurring the consequences of non-compliance, or that PRC authorities will not impose additional regulatory requirements that would necessitate additional expenditures for environmental compliance. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

     Employees. Substantially all of the Company's manufacturing and assembly workers are young women who come from various rural provinces in the PRC for the purpose of working for wages higher than are available in such rural regions. These employees typically work for the Company for two to five years and then return to their communities. In addition, approximately 20% of the factory employees do not return to the Company each year after the Lunar New Year holiday, and the Company must hire replacements. If these employees were able to earn similar wages in their home provinces or higher wages in other industries, the Company could experience labor shortages or could be required to increase salaries to meet its labor needs, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's employees are not unionized, and the Company has not experienced any labor strike. Union organizing and worker unrest are not common in the PRC. No assurance can be given that labor conflicts will not develop. Any labor conflicts could have a material adverse effect on the Company's business, financial condition and results of operations.

     Limited Public Market; Possible Volatility of Market Price of ADSs. The public trading volume of the ADSs at times has been limited. There can be no assurance that a more active trading market for the ADSs will develop going forward or that, if developed, it will be sustained. Further, there is no public market for the Shares underlying the ADSs. In the past several years, many foreign issuers with market capitalization similar to that of the Company have been unable to sustain an active trading market for their securities. The market price for the ADSs going forward may be highly volatile, as has been the case with the ADSs and the securities of other companies located in emerging market countries. The market price of the ADSs may fluctuate substantially in response to numerous factors, many of which are beyond the Company's control.

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

     Market Decline in Southeast Asia. Several countries in Southeast Asia, including Korea, Thailand and Indonesia, experienced significant devaluation of their currencies and a decline in the value of their capital markets in 1997 Asian financial crisis. There can be no assurance that the Company's operation results will not be affected by the general economic climate in these areas. Because virtually all of the Company's products are sold into developed countries not experiencing these declines, the Company does not believe that the declines in Southeast Asia will affect the demand for the Company's products. Furthermore, because most of the Company's products are, or at the Company's request may be, paid for in U.S. dollars, the Company believes that it is less susceptible to the effects of a devaluation, if subsequently experienced, in the Hong Kong dollar or the RMB. The decline in the currencies of these countries may, however, render the Company's products less competitive if competitors in Southeast Asia are able to manufacture competitive products at a lower effective cost. No assurance can be given as to the ability of the Company's products to continue to compete with the products of competitors from these countries or that currency devaluation or other effects of the decline in Southeast Asia will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Exchange Rate Risk. All of the Company's sales are denominated in U.S. dollars, GBP or H.K. dollars. The largest portion of the Company's expenses are denominated in H.K. dollars, followed by RMB, GBP and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, the H.K. dollar, GBP and RMB. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the H.K. dollar, GBP or RMB relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

     Since 1983, the Hong Kong government has maintained a policy of linking the U.S. dollar and the H.K. dollar at an exchange rate of approximately HK$7.80 to US$1.00. There can be no assurance that this link will be continued, although the Company is not aware of any intention of the Hong Kong government or the PRC to abandon the link. There has been significant volatility in the exchange rates of RMB to U.S. dollars in recent years. Over the last five years, the RMB has experienced significant devaluation against most major currencies. The rates at which exchanges of RMB into U.S. dollars may take place in the future may vary.

  Risks Relating to Hong Kong

     The Company's business, financial condition and results of operations may be influenced by the political situation in Hong Kong and by the general state of the Hong Kong economy. On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region ("SAR") of the PRC. As provided in the Sino-British Joint Declaration on the Question of Hong Kong and the Basic Law of the Hong Kong SAR of the PRC (the "Basic Law"), the Hong Kong SAR is to have a high degree of autonomy except in foreign affairs and defense. Under the Basic Law, the Hong Kong SAR is to have its own legislature, legal and judicial system and economic autonomy for 50 years. Based on current political conditions and the Company's understanding of the Basic Law, the Company does not believe that the transfer of sovereignty over Hong Kong has had or will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance, however, that changes in political, legal or other conditions will not result in such an adverse effect.

  Risks Relating to the PRC

     Investment in the Company may be adversely affected by the political, social and economic environment in the PRC. The PRC is controlled by the Communist Party of the PRC. Under its current leadership, the PRC has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the PRC government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Political relations between the United States and the PRC have been and may continue to be adversely affected by a number of factors. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation or reform money-losing state-owned enterprises, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in the PRC, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than others, and the continuation or increase of such disparities could affect the political or social stability of the PRC.

     NTR Status. The PRC currently enjoys normal trading relations ("NTR") status granted by the United States, pursuant to which the United States imposes the lowest applicable tariffs on PRC exports to the United States. No assurance can be given that the PRC's NTR status will be continued in future years. The PRC's loss of NTR status could adversely affect the Company's business by raising prices for its products in the United States, which could result in a reduction in demand for the Company's products by its U.S. customers. Furthermore, trade friction between the PRC and the United States may have an influence on after-market prices of the ADSs offered hereby.

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

     PRC Law; Evolving Regulations and Policies. The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system in the United States. The PRC does not have a well-developed, consolidated body of law governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation. In addition, the legal system of the PRC relating to foreign investments is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. As the legal system in the PRC develops with respect to these new types of enterprises, foreign investors may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and the preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain timely and equitable enforcement thereof. The Company's activities in the PRC are by law subject, in some circumstances, to administrative review and approval by various national and local agencies of the PRC government. Although the Company believes that the present level of support from local, provincial and national governmental entities enjoyed by the Company benefits the Company's operations in connection with administrative review and the receipt of approvals, there is no assurance that such approvals, when necessary or advisable in the future, will be forthcoming. The inability to obtain such approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2 -- PROPERTIES

     The Company is headquartered in part of one building in the Tai Ping Industrial Centre comprising approximately 26,100 square feet in Hong Kong. The facilities in Hong Kong are owned by the Company, and the land on which such facilities are located is subject to medium-term leases.

     The Company's manufacturing operations are conducted in the Dongguan Facility and the Shenzhen Facility. The Company's die-cast and injection-molded production facilities are located in the Dongguan Facility. The Company's hand-made book, specialty packaging and paper production facilities are located in the Shenzhen Facility. The Company's manufacturing facilities have an aggregate of approximately 1,962,000 square feet of manufacturing space and approximately 643,000 square feet of dormitory space. Virtually all land in the PRC is state-owned, but can be leased from the government on a long-term basis. The Dongguan Facility is built on land held by Zindart pursuant to a 50-year lease of this nature. The operation of the Dongguan Facility is structured as a contractual joint venture with a PRC governmental entity, Dongguan Hengli Trading General Company, which receives an annual fee from the Company but does not share in the profits or losses of the joint venture. This contractual joint venture has a term of 15 years. At the end of this term, the Company will continue to own the principal assets of the joint venture, including the 50-year land lease. Part of the operation of the Shenzhen Facility is structured as a 15-year contractual joint venture known as Shenzhen Huaxuan Printing Product Co., Ltd. with Goshu Economic Development Company, Shenzhen, which receives an annual fee from the Company but does not share in the profits or losses of the joint venture. Unlike the Dongguan Facility, the Company does not own but leases its factory building and land at the Shenzhen Facility. At the end of the joint venture term, the Company will continue to own the other assets of the joint venture, but the land and building will revert to the PRC party of the joint venture company. See "Risk Factors -- Risks Relating to the
Company -- Production Facilities; Capacity Limitations" and "-- Dependence on PRC Parties." The plants and equipment owned and operated or leased by the Company are subject to comprehensive PRC laws and regulations that involve substantial risks. See "Risk Factors -- Country Risks -- Risks Relating to the PRC" and "Business -- Manufacturing."

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

     The Company currently maintains insurance coverage with the The People's Insurance Co. of China on its property, plant and equipment in an amount in excess of the current net book value of such assets. It carries business interruption and third-party liability insurance to cover claims arising out of bodily injury or property or environmental damage caused by accidents on its property, or otherwise relating to its operations. The Company also maintains directors and officers liability insurance for all of its directors and officers.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS; CONTROL OF REGISTRANT

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

     The ADSs are traded on the Nasdaq National Market under the symbol "ZNDT". The table below sets forth the high and low sales prices for the ADSs (as reported on the Nasdaq National Market) during the periods indicated. The reported last sale price of the ADSs on the Nasdaq National Market on June 28, 2000 was $2 3/4.

                                                         PRICE RANGE OF ADSS
                                                         --------------------
                                                          HIGH          LOW
                                                         ------        ------
Fiscal Year Ending March 31, 1999
1st Quarter............................................  $15.50        $12.06
2nd Quarter............................................   15.13          6.50
3rd Quarter............................................    8.63          5.25
4th Quarter............................................    7.38          4.88
Fiscal Year Ending March 31, 2000
1st Quarter............................................  $ 8.63        $ 5.44
2nd Quarter............................................  $ 9.25        $ 7.00
3rd Quarter............................................  $14.50        $ 6.38
4th Quarter............................................  $ 7.25        $ 4.00

     As of May 31, 2000, there were two holders of record of the Shares (including the Depositary on behalf of the holders of ADSs) and 35 holders of record of ADSs. Zindart's Shares are not traded on any market. Since certain of the ADSs are held by nominees, the above number is not representative of the actual number of U.S. beneficial holders or the number of ADSs beneficially held by U.S. persons. The depositary for the ADSs is The Bank of New York.

     While the Company may pay dividends in the future, the Company currently intends to retain substantially all of its earnings for expansion of its operations in accordance with its business strategy.

     In fiscal year 1992 through fiscal year 1995, Zindart declared and paid dividends per Share in the amount of $0.44, $0.29, $0.39, and $0.21, respectively. The aggregate amount of dividends paid in these fiscal years was $2,222,000, $1,473,000, $1,959,000, and $1,073,000, respectively. In fiscal
1996, Zindart distributed a dividend in kind of approximately $0.60 per Share consisting of $2,994,000 of a loan receivable and amounts due from a debtor of Zindart. Zindart did not declare a cash dividend in fiscal years 1997, 1998, 1999 or 2000. Hua Yang has never declared any dividends.

     Hua Yang redeemed outstanding preferred stock for $5.0 million upon completion of the Hua Yang Acquisition and further redeemed certain outstanding preferred stock for $6.0 million during fiscal year 2000.

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

     In connection with the Hua Yang Acquisition, the Company reserved to issue an aggregate of 666,667 Shares to Karl Chan, HYP Holdings Limited and Mr. Karl Chan (BVI) Holdings Limited, the shareholders of Hua Yang (the "Hua Yang Shareholders"), pursuant to Regulation S and Regulation D of the Securities Act of 1933, as amended. In the Hua Yang Acquisition, the Hua Yang Shareholders exchanged all outstanding ordinary shares and preferred shares of Hua Yang for $35.0 million in cash and up to 1.0 million Shares. Of the 1.0 million Shares, 666,667 Shares were issued at the closing of the Hua Yang Acquisition and placed in escrow for a period of six months to secure the indemnification obligations of Hua Yang, the Hua Yang Shareholders, ChinaVest and certain funds managed by Advent under the Exchange Agreement. As of March 31, 2000, the Company was still in the process of issuing the 666,667 Shares reserved in connection with the Hua Yang acquisition from escrow.

CERTAIN FOREIGN ISSUER CONSIDERATIONS

     The Company is a public company with limited liability incorporated under the Companies Ordinance of Hong Kong. The Company is therefore governed by and subject to the provisions of Hong Kong law.

     Under Hong Kong law, there are currently no restrictions on the degree of foreign ownership of a company incorporated in Hong Kong. Likewise, there are currently no restrictions on the rights of non-Hong Kong owners to exercise voting rights in respect of shares held by them in Hong Kong-incorporated companies.

     There are currently no foreign exchange control restrictions imposed by Hong Kong law that affect the Company. There are currently no foreign exchange control restrictions on the ability of the Company to transfer funds into and out of Hong Kong or to pay dividends to U.S. residents who are holders of the Shares or ADSs.

     In accordance with Hong Kong law, share certificates are only issued in the name of corporations or individuals. In the case of an applicant acting in a special capacity (for example, as an executor or trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any special capacity, the Company is not bound to investigate or incur any responsibility in respect of the proper administration of any such estate or trust. The Company will take no notice of any trust applicable to any of its securities, whether or not it had notice of such trust.

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

     While the Company's subsidiary, Corgi is incorporated under the Company Law of England and Wales.

TAXATION

     The following discussion generally summarizes the material Hong Kong tax consequences of an investment in the ADSs and the material Hong Kong taxes applicable to the Company's operations in Hong Kong. The discussion does not deal with all possible tax consequences relating to an investment in the ADSs and does not purport to deal with the tax consequences applicable to all categories of investors, some of which (such as dealers in securities, insurance companies and tax-exempt entities) may be subject to special rules. In particular, the discussion does not address the tax consequences under state or local law or the laws of countries other than Hong Kong. Accordingly, prospective investors should consult their own tax advisors regarding the particular tax consequences to them of an investment in the ADSs. The following discussion is based upon laws and relevant interpretations thereof in effect as of the date of this Annual Report on Form 10-K, all of which are subject to change, possibly with retroactive effect.

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

ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA

RESTATED COMPANY

     The following selected consolidated financial data are that of Zindart including operating results of Hua Yang, after giving retroactive effect for fiscal 1996 to fiscal 1998 presented to the Hua Yang Acquisition as a reorganization of companies under common control, similar to a pooling of interests. Under such presentation, net income is reduced through the minority interests for the portion of shareholdings in Hua Yang not held under common control. The following consolidated financial data presented for fiscal year 2000 are that of Zindart after including the operating results of Corgi from July 1999, the date of acquisition. The following selected consolidated statement of operations data for the fiscal years ended March 31, 1998, 1999 and 2000 and selected consolidated balance sheet data as of March 31, 1999 and 2000 are derived from the audited Consolidated Financial Statements of the Company, prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), and notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been audited by Arthur Andersen & Co, independent public accountants. The selected consolidated statement of operations data for the year ended March 31, 1996 and 1997 and the selected consolidated balance sheet data as of March 31, 1997 and 1998 not included elsewhere in this Annual Report have been prepared in accordance with U.S. GAAP and have been audited by Arthur Andersen & Co, independent public accountants.

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

                                                         YEARS ENDED MARCH 31,
                                          ----------------------------------------------------
                                            1996       1997       1998       1999       2000
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:-
Net sales...............................  $ 83,333   $ 95,616   $111,534   $113,605   $137,120
Cost of goods sold......................   (56,910)   (69,388)   (77,422)   (78,323)   (91,845)
                                          --------   --------   --------   --------   --------
  Gross profit..........................    26,423     26,228     34,112     35,282     45,275
Selling, general and administrative
  expenses..............................   (13,158)   (14,833)   (19,140)   (20,479)   (30,806)
Interest income (expense), net..........      (375)      (878)       389         35     (1,691)
Other income (expense), net.............      (430)       330       (314)      (537)    (1,334)
                                          --------   --------   --------   --------   --------
  Income before income taxes............    12,460     10,847     15,047     14,301     11,444
Provision for income taxes..............      (488)      (781)    (1,419)    (1,377)    (2,099)
                                          --------   --------   --------   --------   --------
  Income before minority interests......    11,972     10,066     13,628     12,924      9,345
Minority interests......................    (4,514)    (2,920)    (3,632)      (757)      (307)
                                          --------   --------   --------   --------   --------
  Net income............................  $  7,458   $  7,146   $  9,996   $ 12,167   $  9,038
                                          ========   ========   ========   ========   ========
Earnings per common share
-- Basic................................  $   1.41   $   1.33   $   1.41   $   1.38   $   1.02
                                          ========   ========   ========   ========   ========
-- Diluted(1)...........................  $   1.41   $   1.33   $   1.40   $   1.38   $   1.02
                                          ========   ========   ========   ========   ========
Weighted average number of common shares
  outstanding(2)
-- Basic................................     5,280      5,383      7,109      8,804      8,822
                                          ========   ========   ========   ========   ========
-- Diluted..............................     5,280      5,383      7,155      8,827      8,874
                                          ========   ========   ========   ========   ========
Balance Sheet Data:
Cash and bank deposits..................  $  6,267   $ 21,286   $ 22,373   $ 17,061   $ 12,488
Working capital.........................    16,221     34,096     40,246     27,429     10,081
Property, machinery, equipment and
  capital leases, net...................    21,034     21,662     29,177     30,311     35,804
Total assets............................    60,330     77,568    105,827     90,911    146,598
Short-term debt(3)......................    10,212      3,920         --         --     21,046
Long-term debt, capital lease
  obligations and convertible note,
  non-current portion...................     4,321      2,888     30,000         --     18,492
Shareholders' equity....................    20,448     39,836     50,827     67,778     76,805

---------------
(1) Diluted earnings per common share reflects the dilution that would have resulted from the exercise of stock options. Diluted earnings per common share is computed by dividing net income for each period by the weighted average number of common shares outstanding and all dilutive securities outstanding during the periods and is adjusted for the issuance of 279,863 shares, which represents an approximately 42% effective interest in the number of Shares reserved to issue at the closing of the Hua Yang Acquisition.

(2) The weighted average number of common shares outstanding is adjusted for the issuance of 279,863 Shares up to February 13, 1998 (date of completion of Hua Yang Acquisition), which represents an approximately 42% effective interest in the number of Shares reserved to issue at the closing of the Hua Yang Acquisition.

(3) Includes current portions of long-term debt, capital lease obligations and convertible note.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The financial data presented herein for fiscal years 1999 and 2000 are actual. The following discussion relating to statement of operations for fiscal 1998 are on both a restated and pro forma basis.

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

     The pro forma data give effect to the acquisition of Hua Yang as if it had occurred on April 1, 1997 for the years ended March 31, 1998. The pro forma financial data set forth reflects pro forma adjustments that are based upon available information and certain assumptions that the Company believes are reasonable. Pro forma adjustments are comprised primarily of (i) an increase in interest expense arising from borrowings to finance the acquisition and the reduction of interest income due to utilization of cash for the payment of part of the consideration of the Hua Yang Acquisition and the redemption by Hua Yang of certain of its outstanding preferred stock prior to the acquisition; (ii) an increase in goodwill amortization resulting from the acquisition; (iii) a reversal of the minority interests in the results of Hua Yang relating to shareholdings in Hua Yang not held under common control; and (iv) amortization of underwriting and management fees with respect to the borrowings to finance the acquisition.

     The fiscal year ended March 31, 2000 is referred to herein as fiscal 2000, the fiscal year ended March 31, 1999 is referred to herein as fiscal 1999 and the fiscal year ended March 31, 1998 is referred to herein as fiscal 1998.

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

     The Company's customers for die-cast and injection-molded products include Hallmark, Mattel(R), Hasbro, Inc., Sieper Werke GmbH, Revell Monogram, Alcone Marketing Group Inc. and Freeplay Group. For books, paper and packaging products, the Company's customers include Mattel(R), Intervisual Books, Inc., Reader's Digest Inc., The Metropolitan Museum of Art, Jetta Co. Ltd., Penguin Putnam Inc. and Macmillan Children's Books. The Company is dependent on sales to Hallmark and Mattel(R). See "Risk Factors -- Risks Relating to the
Company -- Dependence on Major Customers."

     After the completion of Phase III construction of its Dongguan plant in December 1998, including an additional dormitory and a warehouse, the Company now has an aggregate of 1,962,000 square feet of manufacturing space with the capacity for up to 15,800 workers in its two manufacturing facilities. See "Risk Factors -- Country Risks -- Dependence on PRC Parties" and "Risks Relating to the PRC -- Loss of PRC Facilities; Nationalization; Expropriation."

     The Company's operating results in the past have fluctuated and those results may fluctuate in the future. The Company ceases production for a two-week period during January or February of each year due to the Chinese New Year holiday, which has caused revenues during the fourth fiscal quarter of each year to be lower than revenues during the other three quarters. The Company may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of receipt of orders from customers and the shipment of products. Sales of books are weighted toward the Christmas season; as a result, book sales in the first half of the fiscal year are generally higher than the second half. The Company may experience annual and quarterly variations in operating results and, accordingly, the trading price of the ADSs may be subject to fluctuations in response to such variations. See "Risk Factors -- Risks Relating to the Company Ability to Manage Growth and Fluctuations" and "Possible Fluctuations in Operating Results; Reduced Revenue in the Fourth Fiscal Quarter."

     The table below sets forth certain statement of operations data as a percentage of net sales for fiscal 1998, 1999 and 2000. Figures presented for fiscal 1998 are on a restated basis whereas the figures for fiscal 1999 and 2000 are actual.

                                                      1998     1999     2000
                                                      -----    -----    -----
Net sales...........................................  100.0%   100.0%   100.0%
Gross profit........................................   30.6%    31.1%    33.0%
Selling, general and administrative expenses........   17.2%    18.0%    22.5%
Operating income....................................   13.4%    13.0%    10.6%
Interest income (expenses), net.....................    0.3%      --     (1.2)%
Other income (expenses), net........................   (0.2)%    0.1%     0.2%
Amortization of goodwill............................     --     (0.6)%   (1.1)%
Income before income taxes..........................   13.5%    12.6%     8.3%
Provision for income taxes..........................    1.3%     1.2%     1.5%
Minority interests..................................    3.3%     0.7%     0.2%
Net income..........................................    9.0%    10.7%     6.6%

     The table below sets forth certain statement of operations data as a percentage of net sales for fiscal 1998, 1999 and 2000. Figures presented for fiscal 1998 is on pro forma basis whereas the figures for fiscal 1999 and 2000 are actual.

                                                      1998     1999     2000
                                                      -----    -----    -----
Net sales...........................................  100.0%   100.0%   100.0%
Gross profit........................................   30.6%    31.1%    33.0%
Selling, general and administrative expenses........   17.4%    18.0%    22.5%
Operating income....................................   13.1%    13.0%    10.6%
Interest income (expenses), net.....................    1.8%      --     (1.2)%
Other income (expenses), net........................   (0.2)%    0.1%     0.2%
Amortization of goodwill............................    0.5%    (0.6)%   (1.1)%
Income before income taxes..........................   10.6%    12.6%     8.3%
Provision for income taxes..........................    1.3%     1.2%     1.5%
Minority interests..................................    0.7%     0.7%     0.2%
Net income..........................................    8.7%    10.7%     6.6%

  Years Ended March 31, 2000 and 1999

     Net Sales. The Company's net sales were $137.1 million for fiscal 2000, an increase of $23.5 million, or 20.7%, from $113.6 million in fiscal 1999. The increase was primarily due to the contributions of Corgi which was acquired in July 1999, as well as growth in the paper and packaging division.

     Gross Profit. The Company's gross profit was $45.3 million for fiscal 2000, an increase of $10.0 million, or 28.3%, from $35.3 million in fiscal 1999. Gross margin was 33.0% in fiscal 2000 and 31.1% in fiscal 1999. Gross margin increased due to the higher margin of Corgi products.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $30.8 million for fiscal 2000, an increase of $10.3 million, or 50.2%, from $20.5 million in fiscal 1999. Selling, general and administrative expenses constituted 22.5% of net sales in fiscal 2000 and 18.0% in fiscal 1999. Selling, general and administrative expenses for the Company increased due to the higher selling, general and administrative expenses of Corgi and the higher selling, general and administrative expenses of paper and packaging division resulting from growth in sales of the division.

     Interest Income (Expense), Net. The Company's interest income (expense), net, was $(1.7 million) in fiscal 2000, as compared to $35,000 in fiscal 1999. The increase in interest expense is primarily due to the Company's acquisition of Corgi. The Company incurred $2.0 million in interest expense associated with the acquisition of Corgi.

     Other Income (Expenses), Net. The Company's other income (expenses), net, was $208,000 in fiscal 2000, as compared to $161,000 in fiscal 1999. The increase in other income was primarily due to gain resulting from currency exchange rate fluctuations.

     Amortization of Goodwill. The Company's amortization of goodwill was $1.5 million in fiscal 2000, an increase of $0.8 million from $0.7 million in fiscal 1999. The increase was due to the acquisition of Corgi.

     Provision For Income Taxes. The effective income tax rate for the Company was 18.3% in fiscal 2000 and 9.6% in fiscal 1999. The increase is due to the higher effective income tax rate of Corgi.

     Minority Interests. The Company's minority interests were $0.3 million in fiscal 2000 and $0.8 million in fiscal 1999.

     Net Income. The Company's net income was $9.0 million in fiscal 2000, a decrease of $3.2 million or 25.7% from $12.2 million in fiscal 1999. The decrease is primarily due to the higher selling, general and administrative expenses of Corgi and paper and packaging division and higher costs associated with the Corgi's acquisition.

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

  Liquidity and Capital Resources

     The Company has financed its operations through cash from operations. Cash and bank deposits were $12.5 million at March 31, 2000. Cash generated from operating activities was $17.6 million for fiscal 2000. Cash used in investing activities for fiscal 2000 was $56.7 million, primarily as a result of (i) acquisition of Corgi and (ii) capital expenditures of $7.3 million for the acquisition of plant and equipment ($4.8 million for fiscal 1999 and $9.4 million for fiscal 1998). Cash generated from financing activities was $34.7 million for fiscal 2000, primarily from new bank loans and short-term bank borrowing.

     The Company has lines of credit with certain banks including: Standard Chartered Bank, The Hong Kong and Shanghai Banking Corporation Limited, ABN AMRO bank and KBC bank. As of March 31, 2000, the Company had banking facilities of up to $53.2 million and unused facilities as of the same date amounted to $18.3 million.

     Consistent with practice in industry, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances, through internally generated cash flow and loans. The Company's accounts receivable balance at March 31, 2000 was $27.0 million. As of March 31, 2000, the Company had capital commitments amounting to approximately $20,000 relating to purchase of machinery and tools. See "Risk Factors -- Risks Relating to the Company -- Production Facilities; Capacity Limitations."

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

     In May 1999, the Company entered into a credit agreement with Intervisual Books, Inc. ("IBI"). Under the terms of IBI agreement, the Company agreed to provide a $2,300,000 revolving credit facility to IBI, due to mature in May 2000 and secured by certain assets of IBI. Pursuant to the IBI Agreement, IBI extended the facility for an additional year and has issued warrants to the Company to purchase 150,000 shares of common stock of IBI.

  Exchange Rate Risk

     The Company's sales are denominated either in U.S. Dollars, GBP or Hong Kong dollars. The largest portion of the Company's expenses are denominated in Hong Kong Dollars, followed by Renminbi (the PRC's currency), GBP and U.S. Dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. Dollar, GBP, the Hong Kong dollar and Renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong dollar or Renminbi or GBP relative to the U.S. Dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Country
Risks -- Exchange Rate Risks" and "-- Market Decline in Southeast Asia."

  The Year 2000 Implications

     To date, the Company has not experienced any significant problems related to Year 2000 issues associated with the computer systems, software, other property and equipment we use. However, the Company cannot assure that the Year 2000 problem will not adversely affect its business, operating results or financial condition at some point in the future.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary risk exposures arise from changes in interest rates and foreign currency exchanges rates. The Company had $34.8 million in variable rate debt outstanding at March 31, 2000. The Company does not currently hedge its interest rate exposure. Based on its current level of variable rate debt, the Company believes that its results from operations and cash flows would not be adversely affected if the applicable interest rate were increased one percent.

     The Company is exposed to risk from changing foreign currency exchange rates. The Company's sales are denominated either in U.S. dollars, GBP or H.K. dollars. The majority of the Company's expenses are denominated in H.K. dollars, followed by RMB, GBP and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollars, the British pound, the H.K. dollars and the RMB. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the H.K. dollar or RMB relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. If exchange rates on such currencies were to fluctuate 10%, the Company believes that its results from operations and cash flows would not be adversely affected.

ITEM 8 -- REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Shareholders and Board of Directors of Zindart Limited:

     We have audited the accompanying consolidated balance sheets of Zindart Limited (incorporated in Hong Kong; "the Company") and Subsidiaries ("the Group") as of March 31, 1999 and 2000, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended March 31, 1998, 1999 and 2000. The financial statements for the years ended March 31, 1998 and 1999 give retroactive effect to the acquisition of Hua Yang Holdings Company Limited as a reorganization of companies under common control as described in Note 2 to the accompanying financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zindart Limited and Subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for the years ended March 31, 1998, 1999 and 2000, after giving retroactive effect to the acquisition of Hua Yang Holdings Company Limited as a reorganization of companies under common control as described in Note 2 to the accompanying financial statements, in conformity with generally accepted accounting principles in the United States of America.

                                          ARTHUR ANDERSEN & CO
                                          Certified Public Accountants
                                          Hong Kong
Hong Kong,
June 6, 2000.

                        ZINDART LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 1999 AND 2000
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

                                     ASSETS

                                                              NOTE     1999      2000
                                                              ----    ------    -------
                                                                      $'000      $'000
Current assets:
  Cash and bank deposits....................................          17,061     12,488
  Accounts receivable, net..................................    5     18,871     27,015
  Bills receivable..........................................             256        140
  Deposits and prepayments..................................    6      1,379      4,843
  Inventories, net..........................................    7     11,078     14,824
                                                                      ------    -------
          Total current assets..............................          48,645     59,310
Property, machinery and equipment, net......................    8     30,311     35,804
Loan receivable.............................................    9         --      2,300
Goodwill, net...............................................   10     11,955     49,184
                                                                      ------    -------
          Total assets......................................          90,911    146,598
                                                                      ======    =======
               LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings................................   11         --      5,933
  Long-term bank loan, current portion......................   12         --     12,000
  Capital lease obligations, current portion................   13         --      1,684
  Convertible note, current portion.........................   14         --      1,429
  Accounts payable..........................................           5,421     14,526
  Receipts in advance.......................................           1,802      1,358
  Accrued liabilities.......................................   15     12,557     10,062
  Taxation payable..........................................   16      1,436      2,237
                                                                      ------    -------
          Total current liabilities.........................          21,216     49,229
Long-term bank loan, non-current portion....................   12         --     12,000
Capital lease obligations, non-current portion..............   13         --      3,160
Convertible note, non-current portion.......................   14         --      3,332
Deferred taxation...........................................   16        971        967
                                                                      ------    -------
          Total liabilities.................................          22,187     68,688
                                                                      ------    -------
Minority interests..........................................             946      1,105
                                                                      ------    -------
Shareholders' equity:
  Common stock, par value $0.0646 (equivalent of HK$0.5):
     - authorized -- 15,000,000 shares as of March 31, 1999
       and 2000.............................................
     - outstanding and fully paid -- 8,146,958 shares as of
       March 31, 1999 and 8,167,458 shares as of March 31,
       2000.................................................   18        527        528
     - reserved and to be issued -- 666,667 shares as of
       March 31, 1999 and 2000..............................   18         43         43
  Additional paid-in capital................................          38,497     38,634
  Retained earnings.........................................          28,844     37,882
  Cumulative translation adjustments........................            (133)      (282)
                                                                      ------    -------
          Total shareholders' equity........................          67,778     76,805
                                                                      ------    -------
          Total liabilities, minority interests and
            shareholders' equity............................          90,911    146,598
                                                                      ======    =======

   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                      NOTE      1998        1999        2000
                                                      ----    --------    --------    --------
                                                               $'000       $'000       $'000
Net sales...........................................  24.a     111,534     113,605     137,120
Cost of goods sold..................................           (77,422)    (78,323)    (91,845)
                                                              --------    --------    --------
          Gross profit..............................            34,112      35,282      45,275
Selling, general and administrative expenses........           (19,140)    (20,479)    (30,806)
Interest income.....................................             1,087         743         697
Interest expense....................................              (698)       (708)     (2,388)
Other (expenses) income, net........................              (229)        161         208
Amortization of goodwill............................               (85)       (698)     (1,542)
                                                              --------    --------    --------
          Income before income taxes................            15,047      14,301      11,444
Provision for income taxes..........................    16      (1,419)     (1,377)     (2,099)
                                                              --------    --------    --------
          Income before minority interests..........            13,628      12,924       9,345
Minority interests..................................            (3,632)       (757)       (307)
                                                              --------    --------    --------
          Net income................................             9,996      12,167       9,038
                                                              ========    ========    ========
Earnings per common share
  -- Basic..........................................          $   1.41    $   1.38    $   1.02
                                                              ========    ========    ========
  -- Diluted........................................          $   1.40    $   1.38    $   1.02
                                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                               1998       1999       2000
                                                              -------    -------    -------
                                                               $'000      $'000      $'000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    9,996     12,167      9,038
Adjustments to reconcile net income to net cash provided by
  operating activities --
  Amortization of goodwill..................................       85        698      1,542
  Amortization of loan arrangement fee......................       --      1,185        233
  Depreciation of property, machinery and equipment.........    3,331      4,237      6,274
  Net gain/loss on disposals of property, machinery and
    equipment...............................................       (5)       (21)         7
  Minority interests........................................    3,632        757        307
  Deferred taxation.........................................      790         61         (4)
(Increase) Decrease in operating assets --
  Accounts receivable, net..................................   (7,834)     6,189       (293)
  Bills receivable..........................................      (55)      (201)       116
  Deposits and prepayments..................................     (233)       521     (1,084)
  Inventories, net..........................................      (68)     2,872        510
Increase (Decrease) in operating liabilities --
  Accounts payable..........................................    1,845     (1,105)     5,334
  Receipts in advance.......................................    1,481     (1,597)      (444)
  Accrued liabilities.......................................    3,898       (338)    (3,156)
  Taxation payable..........................................     (343)     1,072       (758)
                                                              -------    -------    -------
        Net cash provided by operating activities...........   16,520     26,497     17,622
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................  (40,648)        --    (47,126)
Increase in investment of subsidiaries......................       --     (1,663)        --
Acquisition of property, machinery and equipment and
  construction-in-progress..................................   (9,415)    (4,840)    (7,317)
Proceeds from disposals of property, machinery and
  equipment.................................................       22         29         28
Increase in loan receivable.................................       --         --     (2,300)
Addition to deferred expenditures...........................     (254)        --         --
Decrease in due from related companies......................      166         --         --
                                                              -------    -------    -------
        Net cash used in investing activities...............  (50,129)    (6,474)   (56,715)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................   12,779      4,931        138
Decrease in bank overdrafts.................................   (2,163)        --         --
New short-term bank borrowings..............................    2,151         --      5,933
Repayment of short-term bank borrowings.....................   (2,510)        --     (3,984)
New long-term bank loan.....................................       --         --     30,000
Repayment of long-term bank loan............................     (305)        --     (6,000)
Increase in capital lease obligations.......................       --         --      4,844
Repayment of capital element of capital lease obligations...   (3,981)        --         --
Issuance of convertible note................................       --         --      4,761
Cash inflow from revolving credit facility..................   30,000         --         --
Repayment of revolving credit facility......................       --    (30,000)        --
Payment of loan arrangement fee.............................     (931)        --       (875)
Dividends paid by subsidiaries to their minority
  shareholders..............................................     (358)      (151)      (148)
                                                              -------    -------    -------
        Net cash provided by (used in) financing
        activities..........................................   34,682    (25,220)    34,669
                                                              -------    -------    -------
Effect of cumulative translation adjustments................       14       (115)      (149)
                                                              -------    -------    -------
Net increase (decrease) in cash and bank deposits...........    1,087     (5,312)    (4,573)
Cash and bank deposits, as of beginning of year.............   21,286     22,373     17,061
                                                              -------    -------    -------
Cash and bank deposits, as of end of year...................   22,373     17,061     12,488
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                  COMMON STOCK
                                     ---------------------------------------                            ACCUMULATED
                                                          RESERVED AND TO BE                               OTHER
                                           ISSUED               ISSUED                                 COMPREHENSIVE
                                     ------------------   ------------------   ADDITIONAL                INCOME --
                                     NUMBER OF            NUMBER OF             PAID-IN     RETAINED    TRANSLATION
                                      SHARES     AMOUNT    SHARES     AMOUNT    CAPITAL     EARNINGS    ADJUSTMENTS
                                     ---------   ------   ---------   ------   ----------   --------   -------------
                                       '000      $'000      '000      $'000      $'000       $'000         $'000
Balance as of March 31, 1997.......    6,500      420        280        18       15,794      23,604          --
Issuance of common stock...........    1,233       80         --        --       14,993          --          --
Common stock issuance
  expenditures.....................       --       --         --        --       (2,294)         --          --
Consideration for acquisition of
  Hua Yang Holdings Company
  Limited..........................       --       --        387        25        5,100          --          --
Excess of purchase price over net
  book value of business acquired
  from affiliates..................       --       --         --        --           --     (14,824)         --
Change in net asset value of Hua
  Yang Holdings Company Limited by
  redemption of preferred stock....       --       --         --        --           --      (2,099)         --
Net income.........................       --       --         --        --           --       9,996          --
Translation adjustments............       --       --         --        --           --          --          14
                                       -----      ---        ---        --       ------     -------        ----
Balance as of March 31, 1998.......    7,733      500        667        43       33,593      16,677          14
Issuance of common stock...........      414       27         --        --        5,213          --          --
Common stock issuance
  expenditures.....................       --       --         --        --         (309)         --          --
Net income.........................       --       --         --        --           --      12,167          --
Translation adjustments............       --       --         --        --           --          --        (147)
                                       -----      ---        ---        --       ------     -------        ----
Balance as of March 31, 1999.......    8,147      527        667        43       38,497      28,844        (133)
Issuance of common stock...........       20        1         --        --          137          --          --
Net income.........................       --       --         --        --           --       9,038          --
Translation adjustments............       --       --         --        --           --          --        (149)
                                       -----      ---        ---        --       ------     -------        ----
Balance as of March 31, 2000.......    8,167      528        667        43       38,634      37,882        (282)
                                       =====      ===        ===        ==       ======     =======        ====

   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

 1. ORGANIZATION AND PRINCIPAL ACTIVITIES

     Zindart Limited ("the Company") was incorporated in Hong Kong in July 1977.

     During the period from April 1, 1997 (the earliest date covered by these financial statements) to December 1997, the Company was wholly owned by Zindart Pte Limited ("ZPL"; a company incorporated in Singapore). ZPL was majority-owned by ZIC Holdings Limited ("ZICHL"; a company incorporated in the Cayman Islands), which was majority-owned by the ChinaVest IV Funds. In December 1997, ZPL initiated a voluntary liquidation and distributed its entire interest in 5,000,000 shares of common stock of the Company to its shareholders in February 1998. Immediately thereafter, the Company became majority-owned (3,800,000 shares of common stock) by ZICHL, which in turn was majority-owned by the ChinaVest IV Funds.

     The Company maintains its head office in Hong Kong. The Company and its subsidiaries ("the Group") are principally engaged in the manufacturing of die-cast, injection-moulded plastic and paper products under Original Equipment Manufacturing ("OEM") arrangements, and the design, marketing and distribution of die-cast products under its proprietary brand name.

 2. BASIS OF PRESENTATION

     On February 13, 1998, the Company completed its acquisition of the entire issued capital stock of Hua Yang Holdings Company Limited ("HYHCL"). The acquisition of HYHCL is accounted for (i) as to the effective interest of approximately 42% owned by the ChinaVest IV Funds as a reorganization of companies under common control, similar to a pooling of interests, and (ii) as to the remaining approximately 58% interest as an acquisition. The financial information prior to February 13, 1998 has been presented to consolidate retroactively an approximately 42% interest in HYHCL. Under such presentation, net income and net asset value is reduced through minority interests for the approximately 58% shareholdings in HYHCL not held under common control. The excess of purchase price over fair values of the net assets acquired (i) for the approximately 42% interest accounted for as a reorganization of companies under common control of approximately $8,180,000 has been recorded as a dividend to the then existing shareholders, and (ii) for the remaining approximately 58% interest accounted for as an acquisition of approximately $11,981,000 has been recorded as goodwill and amortized on a straight-line basis over 20 years.

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

3. SUBSIDIARIES

     Details of the Company's subsidiaries as of March 31, 2000 were as follows:

                                                    PERCENTAGE OF
                                    PLACE OF       EQUITY INTEREST
            NAME                 INCORPORATION          HELD             PRINCIPAL ACTIVITIES
            ----               ------------------  ---------------   -----------------------------
Corgi Classics Limited         United Kingdom       100% - Note a    Design, marketing and
                                                                     distribution of die-cast
                                                                     products
Corgi Classics Holdings        United Kingdom       100% - Note a    Investment holding
  Limited (formerly known as
  Exitarena Limited)
Dongguan Xinda Giftware        Mainland China       100% - Note b    Manufacturing of die-cast and
  Company Limited                                                    injection-moulded plastic
                                                                     products
Guangzhou Jin Yi Advertising   Mainland China        90% - Note c    Inactive
  Company Limited
Hua Yang Holdings Company      Cayman Islands                100%    Investment holding
  Limited
Hua Yang Printing Holdings     Hong Kong                     100%    Printing and assembly of
  Company Limited                                                    books and specialty packaging
Luen Tat Model Design Company  The British Virgin             51%    Design and production of
  Limited                      Islands                               moulds and tooling models
Luen Tat Mould Manufacturing   The British Virgin             90%    Provision of technical
  Limited                      Islands                               support service on mould
                                                                     production
Onchart Industrial Limited     The British Virgin             55%    Provision of technical
                               Islands                               support service on mould
                                                                     production
Shenzhen Huaxuan Printing      Mainland China       100% - Note d    Printing and assembly of
  Product Company Limited                                            books and specialty packaging
Wealthy Holdings Limited       The British Virgin            100%    Inactive
                               Islands

---------------
Notes --

a. On July 28, 1999, Corgi Classics Holdings Limited (formerly known as Exitarena Limited, a company incorporated in the United Kingdom), a wholly-owned subsidiary, acquired 100% equity interest in Corgi Classics Limited (a company incorporated in the United Kingdom) for a consideration of approximately $46,125,000 (equivalent of GBP29,000,000), including cash of approximately $40,313,000 (equivalent of approximately GBP25,346,000), and assumption of debt of approximately $5,812,000 (equivalent of approximately GBP3,654,000). The acquisition was financed by a thirty-month installment bank loan of $30,000,000 (see Note 12 and 22), and convertible note of approximately $4,761,000 (equivalent of GBP3,000,000) (see Note 14).

  The acquisition was recorded under the purchase method of accounting and, therefore the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the date of acquisition while the balance of approximately $38,724,000 was recorded as goodwill and was being amortized over 30 years on a straight-line basis. The results of operations of Corgi Classics Limited were included in the consolidated financial statements of the Company from the date of acquisition.

  The following unaudited pro forma summary presents information as if Corgi Classics Limited had been acquired at the beginning of financial years ended March 31, 1999 and 2000. The pro forma information gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense and amortization of goodwill. These pro forma amounts do not purport to be indicative of

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

  the results that would have actually been obtained if the acquisition occurred at the beginning of the periods presented or that may be obtained in the future.

                                                   1999        2000
                                                 --------    --------
                                                  $'000       $'000
Net sales......................................   143,686     148,794
Net income.....................................    10,732       8,573
                                                 ========    ========
Earnings per share
  -- Basic.....................................  $   1.22    $   0.97
  -- Diluted...................................  $   1.22    $   0.97
                                                 ========    ========

b. Dongguan Xinda Giftware Company Limited is a contractual joint venture established in the open coastal area in Mainland China to be operated for 15 years until November 2009. Under the joint venture agreement and the supplemental agreement thereto, the Group is entitled to 100% of the joint venture's profit after paying its joint venture partner a pre-determined annual fee (see Note 20.b). In view of the profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.

c. On April 25, 1996, the Group acquired a 90% interest in Guangzhou Jin Yi Advertising Company Limited, a contractual joint venture established in Mainland China, for approximately $323,000. During the year ended March 31, 1997, the Group recovered approximately $239,000 and recorded full provision against the remaining balance of approximately $84,000. As of March 31, 2000, the Group was in the process of dissolving this joint venture.

d. Shenzhen Huaxuan Printing Product Company Limited is a contractual joint venture established in a special economic zone in Mainland China to be operated for 15 years until October 2010. Under the joint venture agreement, the Group has contributed 100% of the registered capital of the joint venture and is entitled to 100% of the joint venture's profit after paying its joint venture partner a pre-determined annual fee (see Note 20.b). In view of the profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.

 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a. Basis of consolidation

     The consolidated financial statements include the accounts of the Company, its subsidiaries and contractual joint ventures which are considered as de facto subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

  b. Goodwill

     Goodwill, being the excess of cost over the fair value of the Group's share of net assets of subsidiaries acquired, is amortized on a straight-line basis over the estimated economic lives as follows: Luen Tat Model Design Company Limited and Luen Tat Mould Manufacturing Limited -- 10 years, Hua Yang Holdings Company Limited -- 20 years and Corgi Classics Limited -- 30 years. Management reviews and evaluates the recoverability of goodwill periodically as part of its assessment of the recoverability of the Group's share of net assets of subsidiaries to which it relates. The determinants used for this evaluation include management's estimate of the underlying assets' ability to generate positive income from operations and positive cash flow in future periods. In the opinion of the management, no impairment exists as of March 31, 2000.

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

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

  d. Inventories

     Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. Costs of work-in-progress and finished goods consisted of direct materials, direct labour and an attributable portion of production overheads.

  e. Property, machinery and equipment

     Property, machinery and equipment are recorded at cost. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

     Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: land -- 50 years, buildings -- 25 to 50 years, machinery and tools -- 3 to 10 years, furniture and office equipment -- 5 to 8 years, and motor vehicles -- 3 to 4 years.

     The carrying value of property, machinery and equipment is assessed annually and when factors indicating an impairment are present. The Group determines such impairment by measuring the undiscounted future cash flows and comparing such amount to the net asset carrying value. If an impairment is present, the asset is reported at the lower of carrying value or fair value.

  f. Sales

     Sales represent the invoiced value of merchandize supplied to customers. Sales are recognized when merchandise is shipped and title is passed to customers.

     Deposits or advance payments from customers prior to delivery of goods and passage of title of merchandize are recorded as receipts in advance.

  g. Advertising costs

     Advertising costs are expensed in the period that the advertising first takes place, except for direct-response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are capitalized and amortized over the period which the benefits are expected.

  h. Income taxes

     The Group recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all temporary differences between the tax and financial statement bases of assets and liabilities.

  i. Foreign currency translation

     The Company's functional currency is United States dollars as a substantial portion of the Group's business activities is based in United States dollars. The translation of financial statements into United States

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. Aggregate losses from foreign currency transactions included in the results of operations for the years ended March 31, 1998, 1999 and 2000 were approximately $48,000, $62,000 and $94,000, respectively.

  j. Comprehensive income

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, which establishes guidance for the reporting and display of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with shareholders. Adoption of the standard had no economic impact on the Company's consolidated financial position, results of operations or cash flows, although the presentation of certain items has changed. The components of accumulated other comprehensive income included in the consolidated balance sheets consist of cumulative translation adjustments as of the end of each year.

  k. Earnings per common share

     Basic earnings per common share is computed in accordance with SFAS No. 128, by dividing net income for each year by the weighted-average number of shares of common stock outstanding during the years, as if the Company had acquired the effective interest in HYHCL owned by the ChinaVest IV Funds prior to February 13, 1998 as a reorganization of companies under common control, similar to a pooling of interests (see Note 2).

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

     The numerator in calculating both basic and diluted earnings per share for each year is the reported net income. The denominator is based on the following weighted-average number of common shares:

                                              1998         1999         2000
                                            ---------    ---------    ---------
Basic.....................................  7,109,000    8,804,000    8,822,000
Diluted...................................  7,155,000    8,827,000    8,874,000

     The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

  l. Stock-based compensation

     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion ("APB") No. 25. Pro forma disclosures were made assuming hypothetical fair value method application as prescribed by SFAS No. 123.

  m. Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates and assumptions.

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

  n. Fair value of financial instruments

     The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying amounts for cash and bank deposits, bills and loan receivables, and short-term borrowings approximate fair values because of the short maturity of those instruments. The carrying amounts for long-term bank loan, capital lease obligations and convertible note approximate their fair values as of March 31, 2000, which were estimated based on the quoted market prices for the same or similar issues.

 5. ACCOUNTS RECEIVABLE

     Accounts receivable consisted of:

                                                              1999      2000
                                                             ------    ------
                                                             $'000     $'000
Trade receivables..........................................  20,920    30,934
  Less: Allowance for doubtful accounts....................  (2,049)   (3,919)
                                                             ------    ------
Accounts receivable, net...................................  18,871    27,015
                                                             ======    ======

 6. DEPOSITS AND PREPAYMENTS

     Deposits and prepayments consisted of:

                                                              1999     2000
                                                              -----    -----
                                                              $'000    $'000
Deposits for acquisition of moulds..........................    650      527
Rental and utility deposits.................................    122       99
Prepaid loan interest and related facility fee..............     --    1,042
Prepaid advertising costs...................................     --    1,403
Other prepayments...........................................    457    1,621
Others......................................................    150      151
                                                              -----    -----
                                                              1,379    4,843
                                                              =====    =====

 7. INVENTORIES

     Inventories consisted of:

                                                              1999      2000
                                                             ------    ------
                                                             $'000     $'000
Raw materials..............................................   6,641     6,444
Work-in-process............................................   3,287     3,343
Finished goods.............................................   2,212     5,961
                                                             ------    ------
                                                             12,140    15,748
Less: Allowance for slow-moving and obsolete inventories...  (1,062)     (924)
                                                             ------    ------
Inventories, net...........................................  11,078    14,824
                                                             ======    ======

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

 8. PROPERTY, MACHINERY AND EQUIPMENT

     Property, machinery and equipment consisted of:

                                                            1999       2000
                                                           -------    -------
                                                            $'000      $'000
Property, machinery and equipment:
  Land...................................................    2,456      2,456
  Buildings..............................................   14,255     14,261
  Machinery and tools....................................   22,871     32,677
  Furniture and office equipment.........................    5,662      7,642
  Motor vehicles.........................................      867        825
                                                           -------    -------
Cost.....................................................   46,111     57,861
Less: Accumulated depreciation...........................  (15,800)   (22,057)
                                                           -------    -------
Property, machinery and equipment, net...................   30,311     35,804
                                                           =======    =======

     As of March 31, 1999 and 2000, land and buildings with net book value of approximately $666,000 and $607,000, respectively, were situated in Hong Kong and were held under leases expiring in 2047, and land and buildings with net book value of approximately $14,054,000 and $13,503,000, respectively, were situated in Mainland China and were held under land use rights of 50 years until 2044 and 2047.

     As of March 31, 1999 and 2000, certain machinery and tools with net book value of approximately Nil and $4,913,000, respectively, were held under capital leases (see Note 13).

 9. LOAN RECEIVABLE

     During the year ended March 31, 2000, the Company entered into a credit facility agreement with a third party customer ("the Borrower") for a line of credit up to $2,300,000. The credit facility was collateralized by certain assets of the Borrower and bore interest at LIBOR plus 5%. Under the terms of the credit facility agreement, the Borrower has an option to extend the credit facility for an additional year upon expiry of the facility on May 13, 2000. The outstanding loan receivable as of March 31, 2000 amounted to $2,300,000, and the Borrower has exercised its option to extend the credit facility to May 13, 2001.

10. GOODWILL

     Goodwill consisted of:

                                                              1999      2000
                                                             ------    ------
                                                             $'000     $'000
Goodwill...................................................  12,768    51,539
Less: Accumulated amortization.............................    (813)   (2,355)
                                                             ------    ------
Goodwill, net..............................................  11,955    49,184
                                                             ======    ======

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

11. SHORT-TERM BANK BORROWINGS

     Short-term bank borrowings consisted of:

                                                              1999     2000
                                                              -----    -----
                                                              $'000    $'000
Bank loans..................................................    --     4,645
Bills payable...............................................    --       640
Import trust receipts loans.................................    --       648
                                                               ---     -----
                                                                --     5,933
                                                               ===     =====

     All of the short-term borrowings were either denominated in Hong Kong or United States dollars. Bills payable is a form of bank borrowings with payment term up to 120 days and is non-interest bearing unless they become trust receipts loans. As of March 31, 2000, the weighted-average interest rates on bank loans and import trust receipts loans were approximately 8.49% per annum and 9.08% per annum, respectively.

12. LONG-TERM BANK LOAN

     Maturities of long-term bank loan were as follows:

                                                              1999     2000
                                                              -----   -------
                                                              $'000    $'000
Payable during the following period
  - Within one year.........................................    --     12,000
  - Over one year but not exceeding two years...............    --     12,000
                                                               ---    -------
                                                                --     24,000
Less: current portion.......................................    --    (12,000)
                                                               ---    -------
                                                                --     12,000
                                                               ===    =======

     The long-term bank loan was denominated in United States dollars and bore interest at LIBOR plus 0.25% (equivalent to 6.54% per annum as of March 31, 2000). The loan was secured by charges over the Company's entire interest in Corgi Classics Holdings Limited and Corgi Classics Limited.

13. CAPITAL LEASE OBLIGATIONS

     Machinery and tools held under capital leases were:

                                                              1999      2000
                                                              -----    ------
                                                              $'000    $'000
Cost........................................................   --      10,577
Less: Accumulated depreciation..............................   --      (5,664)
                                                                --     ------
                                                               --       4,913
                                                                ==     ======

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

     Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, were:

                                                              1999      2000
                                                              -----    ------
                                                              $'000    $'000
Payable during the following period
  - Within one year.........................................   --       2,090
  - Over one year but not exceeding two years...............   --       2,090
  - Over two years but not exceeding three years............   --       1,264
  - Over three years but not exceeding four years...........   --          98
                                                                --     ------
Total minimum lease payments................................   --       5,542
Less: Amount representing interest element..................   --        (698)
                                                                --     ------
Present value of minimum lease payments.....................   --       4,844
Less: current portion.......................................   --      (1,684)
                                                                --     ------
Non-current portion.........................................   --       3,160
                                                                ==     ======

14. CONVERTIBLE NOTE

     During the year ended March 31, 2000, in connection with the acquisition of Corgi Classics Limited (see Note 3.a), the Company issued a convertible note of approximately $4,761,000 (equivalent of GBP3,000,000), which is exchangeable for the common stock of the Company. The convertible note is unsecured, bears interest at 7% and matures at various dates within a three-year period to July 2002. The conversion right is exercisable upon the maturity dates, at a price equal to 80% of the average market price of the common stock over a ten-day period prior to the exercise, and subject to the condition that the average market price exceeds $12 per share.

15. ACCRUED LIABILITIES

     Accrued liabilities consisted of:

                                                              1999      2000
                                                             ------    ------
                                                             $'000     $'000
Accruals for operating expenses
  - Workers' wages, salaries and bonus.....................   1,540     2,025
  - Management bonus.......................................     890       614
  - Rental expenses........................................      13       246
  - Freight charges and packing fee........................     565       499
  - Utility charges........................................     271       287
  - Others.................................................   1,132     1,816
Commission.................................................     414       456
Raw materials purchases....................................   4,449     2,410
Factory consumables........................................     472       388
Subcontracting charges.....................................   1,350       325
Others.....................................................   1,461       996
                                                             ------    ------
                                                             12,557    10,062
                                                             ======    ======

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

16. INCOME TAXES

     The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company and the Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16%. The United Kingdom subsidiaries are subject to United Kingdom profits tax at a rate of 31%. The British Virgin Islands subsidiaries are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Islands income taxes. The Cayman Islands subsidiary is incorporated under the Companies Law of the Cayman Islands as a limited liability exempted company and, accordingly, is exempted from payment of the Cayman Islands income taxes until 2014. The joint venture established in the open coastal area of Mainland China is subject to Mainland Chinese income taxes at a rate of 27% (24% state income tax and 3% local income tax), while the joint venture established in a special economic zone in Mainland China is subject to Mainland Chinese income taxes at a rate of 15%. However, these joint venture enterprises are exempted from state income tax and local income tax for two years starting from the first year of profitable operations after offsetting prior years' losses, followed by a 50% reduction in state income tax for the next three years. The tax exemption period of Dongguan Xinda Giftware Company Limited started on January 1, 1999. The tax exemption period of Shenzhen Huaxuan Printing Product Company Limited expired on December 31, 1997 and it is subject to Mainland Chinese state income tax at the rate of 7.5% for the years ended March 31, 1999 and 2000.

     If the tax holiday for the joint venture established in Mainland China did not exist, the Group's income tax provisions would have been increased by approximately $704,000, $120,000 and $90,000 for the years ended March 31, 1998, 1999 and 2000, respectively. Basic earnings per common share would have been approximately $1.31, $1.37 and $1.01 for the years ended March 31, 1998, 1999 and 2000, respectively. Diluted earnings per common share would have been approximately $1.30, $1.36 and $1.01 for the years ended March 31, 1998, 1999 and 2000, respectively.

     Provision for income taxes consisted of:

                                                      1998     1999     2000
                                                      -----    -----    -----
                                                      $'000    $'000    $'000
Current taxes
  -- Hong Kong profits tax..........................    744    1,332    1,413
  -- United Kingdom profits tax.....................     --       --      594
  -- Mainland Chinese income taxes..................     39       94       96
  -- Utilization of tax loss carried forward........   (154)     (75)      --
  -- Special rebate by Hong Kong Government.........     --      (35)      --
Deferred taxes......................................    790       61       (4)
                                                      -----    -----    -----
                                                      1,419    1,377    2,099
                                                      =====    =====    =====

     The reconciliation of the Hong Kong statutory profits tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statements of operations is as follows:

                                                       1998     1999     2000
                                                       ----     ----     ----
Hong Kong statutory tax rate.........................  16.5%    16.0%    16.0%
Effect of difference in income tax rate..............  (5.8)%   (0.8)%    2.5%
Non-taxable income arising from activities which
  qualified as offshore..............................  (3.7)%   (6.3)%   (6.6)%
Other non-deductible activities......................   2.4%     0.7%     6.4%
                                                       ----     ----     ----
Effective income tax rate............................   9.4%     9.6%    18.3%
                                                       ====     ====     ====

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

     Taxation payable consisted of:

                                                              1999     2000
                                                              -----    -----
                                                              $'000    $'000
Hong Kong profits tax.......................................  1,436      903
United Kingdom profits tax..................................     --    1,334
                                                              -----    -----
                                                              1,436    2,237
                                                              =====    =====

     Deferred tax liabilities as of March 31, 1999 and 2000 represented the tax impact of accumulated differences between depreciation expense for financial reporting purpose and such amount as measured by tax laws.

17. COMPREHENSIVE INCOME

     Comprehensive income and its components, net of tax, consisted of:

                                                     1998      1999     2000
                                                    ------    ------    -----
                                                    $'000     $'000     $'000
Net income......................................     9,996    12,167    9,038
Other comprehensive income, net of
  tax -- Translation adjustments................        14      (147)    (149)
                                                    ------    ------    -----
Comprehensive income............................    10,010    12,020    8,889
                                                    ======    ======    =====

18. COMMON STOCK

     As of April 1, 1997 (the earliest date covered by these financial statements), the Company had 10,000,000 shares and 6,500,000 shares of common stock, par value HK$0.50 each, authorized and outstanding.

     In April 1997, the Company issued 225,000 shares of common stock, par value HK$0.50 each, for cash consideration of $10.00 per share pursuant to options granted to underwriters of the public offering in March 1997, and raised net proceeds of approximately $1,942,000. In October 1997, the Company issued 8,000 shares of common stock, par value HK$0.50 per share, for cash consideration of $9.125 per share in respect of the exercise of stock options granted under the Company's 1997 equity incentive plan. On December 31, 1997, the Company increased its authorized share capital from HK$5,000,000 to HK$7,500,000, by the creation of 5,000,000 new shares of common stock, par value HK$0.50 per share, ranking pari passu in all respects with the then existing shares.

     In February 1998, the Company reserved to issue 666,667 shares of common stock, par value HK$0.50 each, in connection with its acquisition of HYHCL. The financial statements for the year ended March 31, 1999 has given retroactive effect to the issuance of the 279,863 shares of common stock relating to the acquisition of the effective interest of HYHCL owned by the ChinaVest IV Funds, on the basis of reorganization of companies under common control, similar to a pooling of interests (see Note 2).

     In March 1998, the Company issued 1,000,000 shares of common stock, par value HK$0.50 each, for cash consideration of $12.75 per share through a public offering, and raised net proceeds of approximately $10,764,000. In April 1998, the Company issued 403,333 shares of common stock, par value HK$0.50 each, for cash consideration of $12.75 per share pursuant to options granted to underwriters of the aforesaid public offering, and raised net proceeds of approximately $4,834,000.

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

     In July 1998, the Company issued 10,625 shares of common stock, par value HK$0.50 per share, for cash consideration of $9.125 per share in respect of the exercise of stock options granted under the Company's 1997 equity incentive plan.

     In November 1999, the Company issued 20,500 shares of common stock, par value HK$0.50 per share, for cash consideration of $6.75 per share in respect of the exercise of stock options granted under the Company's 1997 equity incentive plan.

19. STOCK OPTIONS

     The Company has stock-based compensation plan, under which non-qualified stock options may be granted to certain employees and directors. Under the 1997 equity incentive plan, the Company may grant up to 1,320,000 shares of common stock to its employees and directors. The options granted under the plan are to purchase common stock of the Company at not less than fair market value at the date of grant. Employees options are generally vested to the employees in equal installments within a four-year period, and expire 10 years after issuance.

     Changes in outstanding options under the plan during the years ended March 31, 1999 and 2000 are as follows:

                                     1999                           2000
                          ---------------------------    ---------------------------
                                     WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                          OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                          -------    ----------------    -------    ----------------
Outstanding, beginning
  of year...............  188,000          9.13          749,500          6.75
Granted at market
  price.................  595,500          6.75          166,500          6.88
Exercised...............  (10,625)         9.13          (20,500)         6.75
Forfeited...............  (23,375)         6.75          (69,500)         6.75
                          -------         -----          -------         -----
Outstanding, end of
  year*.................  749,500          6.75          826,000          6.78
                          =======         =====          =======         =====
Exercisable, end of
  year..................  293,090          6.75          463,213          6.76
                          =======         =====          =======         =====

---------------
* On December 15, 1998, the exercise price of the options outstanding was reduced to the fair market value of $6.75 on the same date.

     As of March 31, 2000, all the options outstanding were in the price range of $6.75 to $6.88 with a weighted-average unexpired option life of approximately
8.43 years. On the same date, all the options exercisable were in the price range of $6.75 to $6.88 with a weighted-average unexpired option life of approximately 8.30 years.

     The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB No. 25, under which no compensation cost has been recognized as all the stock options were granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plan been recognized based on fair value on the grant date in accordance with SFAS No. 123, the Company's pro forma net income and earnings per common share would have been as follows:

                                                             1999       2000
                                                            -------    ------
                                                             $'000     $'000
Pro forma net income......................................   10,627     8,154
                                                            =======    ======
Pro forma earnings per share
  -- Basic................................................  $  1.21    $ 0.92
  -- Diluted..............................................  $  1.20    $ 0.92
                                                            =======    ======

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

     The pro forma effects of applying SFAS No. 123 may not be representative of actual results had the Company accounted for stock option awards using the fair-value-based method.

     The weighted-average fair value of options granted during the years ended March 31, 1999 and 2000 is estimated, using the Black-Scholes option-pricing model, to be $5.82 and $4.96, respectively. The fair value is estimated on the date of grant using the following assumptions:

                                                             1999       2000
                                                            -------    -------
Risk-free interest rate...................................     4.49%      5.46%
Expected dividend yield...................................       --         --
Expected option life......................................  5 years    5 years
Expected stock price volatility...........................   120.40%     88.82%
                                                            =======    =======

20. COMMITMENTS

  a. Operating lease commitments

     The Group has various operating lease agreements for factory premises, staff quarters and other equipment which extend through April 2004. Rental expenses for the years ended March 31, 1998, 1999 and 2000 were approximately $1,329,000, $859,000 and $1,238,000, respectively. As of March 31, 2000, future minimum payments under agreements classified as operating leases with non-cancellable terms are analyzed as follows:

                                                              2000
                                                              -----
                                                              $'000
Payable during the following period
  -- Within one year........................................  1,263
  -- Over one year but not exceeding two years..............    527
  -- Over two years but not exceeding three years...........    408
  -- Over three years but not exceeding four years..........    294
  -- Over four years but not exceeding five years...........    197
                                                              -----
                                                              2,689
                                                              =====

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

  b. Commitment relating to contractual joint ventures

     Under the supplementary joint venture agreement for the establishment of Dongguan Xinda Giftware Company Limited and the joint venture agreement for the establishment of Shenzhen Huaxuan Printing Product Company Limited, the Group has committed to pay pre-determined annual fees to the third-party joint venture partners for the period from November 1994 to October 2010. Pre-determined annual fees paid to joint venture partners are charged to expense on the straight-line basis over the period of the relevant agreements. As of March 31, 2000, future fees payable under the aforesaid agreements are analyzed as follows:

                                                              $'000
Payable during the following period
  -- Within one year........................................    450
  -- Over one year but not exceeding two years..............    471
  -- Over two years but not exceeding three years...........    493
  -- Over three years but not exceeding four years..........    516
  -- Over four years but not exceeding five years...........    540
  -- Thereafter.............................................  3,438
                                                              -----
                                                              5,908
                                                              =====

21. RETIREMENT PLAN

     The Group's employees in Hong Kong and the United Kingdom, after completing a probation period, may join the Group's defined contribution provident fund managed by independent trustees in Hong Kong and the United Kingdom. The Group makes monthly contribution to the schemes ranging from of 5.0% to 11.0% of the employees' basic salaries, and the employees makes monthly contribution ranging from 2.5% to 5.0% of their basic salaries. The employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the employer's contribution and the accrued interest thereon upon retirement or at a reduced scale of 30% to 100% of the employer's contribution and the accrued interest thereon upon leaving the Group depending on the number of years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The Group has no other post-retirement or post-employment benefit plans.

     Dongguan Xinda Giftware Company Limited contributes to a state-sponsored retirement plan with amounts stipulated by local government of Mainland China and has no further obligations for the actual pension payments or post-retirement benefits. The state-sponsored retirement plan is responsible for the entire pension obligations payable to retired employees. Shenzhen Huaxuan Printing Product Company Limited hires employees on a contractual basis and consequently has no obligation for pension liabilities to its employees.

     The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the years ended March 31, 1998, 1999 and 2000 was approximately $154,000, $299,000 and $425,000, respectively.

22. BANKING FACILITIES

     As of March 31, 2000, the Group had banking facilities of approximately $53,181,000 for overdrafts, leasing, loans and trade financing. Unused facilities as of the same date amounted to approximately $18,335,000. The banking facilities consist of $24,000,000 installment loan in relation to the acquisition of Corgi Classics Limited (see Note 3.a). As collateral of the loan, the Company pledges its entire interest in Corgi Classics Holdings Limited and Corgi Classics Limited, and has to comply with certain restrictive

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

financial covenants. In addition, the capital lease obligations were secured by certain machinery and tools with net book value amounted to approximately $4,913,000 (see Note 13).

23. RELATED PARTY TRANSACTIONS

     The Group entered into the following transactions with related parties:

                                                      1998     1999     2000
                                                     ------    -----    -----
                                                     $'000     $'000    $'000
Sales to ERTL and ERTL's related company (Note
  a)...............................................  13,528       --       --
Management fee paid to Advent Funds (Note b).......     227       --       --
Management fee paid to the ChinaVest IV Funds (Note
  c)...............................................      --      125      500
                                                     ======    =====    =====

Notes --

     ERTL (Hong Kong) Limited ("ERTL") had a minority interest in the Company during the years ended March 31, 1997 and 1998 (until March 10, 1998). Consequently, sales to ERTL after March 11, 1998 was not classified as related party transactions.

     Advent Funds was a minority shareholder of ZICHL, an intermediate holding company of the Company for the years ended March 31, 1997 and 1998 (until December 1997) and a shareholding company thereafter.

     The ChinaVest IV Funds was a majority shareholder of ZICHL, an intermediate holding company, for the years ended March 31, 1997 and 1998 (until December
1997) and a shareholding company thereafter.

24. SEGMENT INFORMATION

     The Group operates in three business segments: (i) manufacturing of die-cast and injection-moulded plastic products under OEM arrangements, (ii) manufacturing of paper products, under OEM arrangements, and (iii) marketing and distribution of die-cast products under the proprietary brand name owned by Corgi Classics Limited.

  a. Net sales

     Net sales consisted of:

                                                 1998       1999       2000
                                                -------    -------    -------
                                                 $'000      $'000      $'000
Unrelated customers
Manufacturing of die-cast and
  injection-moulded plastic products..........   57,997     86,789     78,051
Manufacturing of paper products...............   40,009     26,816     36,398
Marketing and distribution of die-cast
  products under proprietary brand name.......       --         --     22,671
                                                -------    -------    -------
                                                 98,006    113,605    137,120
ERTL and ERTL's related company (see Note 23)
Manufacturing of die-cast and
  injection-moulded plastic products..........   13,528         --         --
                                                -------    -------    -------
                                                111,534    113,605    137,120
                                                =======    =======    =======

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

     Geographical analysis of net sales was as follows:

                                                 1998       1999       2000
                                                -------    -------    -------
                                                 $'000      $'000      $'000
Manufacturing of die-cast and
  injection-moulded plastic products
U.S.A.........................................   65,489     79,238     71,572
Europe........................................    6,036      7,551      5,517
Others........................................       --         --        962
                                                -------    -------    -------
Sub-total.....................................   71,525     86,789     78,051
                                                -------    -------    -------
Manufacturing of paper products
Hong Kong.....................................    5,085      5,474      9,279
U.S.A.........................................   22,539     13,108     16,862
Europe........................................    8,390      6,274      9,715
Others........................................    3,995      1,960        542
                                                -------    -------    -------
Sub-total.....................................   40,009     26,816     36,398
                                                -------    -------    -------
Marketing and distribution of die-cast
  products under proprietary brand name
United Kingdom................................       --         --     19,724
Other European countries......................       --         --      1,360
Others........................................       --         --      1,587
                                                -------    -------    -------
Sub-total.....................................       --         --     22,671
                                                -------    -------    -------
          Total...............................  111,534    113,605    137,120
                                                =======    =======    =======

  b. Operating profit*

                                                        1998     1999     2000
                                                       ------   ------   ------
                                                       $'000    $'000    $'000
Manufacturing of die-cast and injection-moulded
  plastic products...................................   9,367   11,499    8,292
Manufacturing of paper products......................   5,520    2,606    2,515
Marketing and distribution of die-cast products under
  proprietary brand name.............................      --       --    2,120
                                                       ------   ------   ------
          Total......................................  14,887   14,105   12,927
                                                       ======   ======   ======

---------------
* Operating profit represents gross profit less selling, general and administrative expenses and amortization of goodwill.

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

  c. Identifiable assets **, capital expenditures, depreciation and amortization

                                                    1998      1999      2000
                                                   ------    ------    ------
                                                   $'000     $'000     $'000
Identifiable assets
Manufacturing of die-cast and injection-moulded
  plastic products...............................  62,627    51,210    49,254
Manufacturing of paper products..................  30,052    27,746    25,674
Marketing and distribution of die-cast products
  under proprietary brand name...................      --        --    22,486
                                                   ------    ------    ------
          Total..................................  92,679    78,956    97,414
                                                   ======    ======    ======
Capital expenditures
Manufacturing of die-cast and injection-moulded
  plastic products...............................   8,771     4,350     1,350
Manufacturing of paper products..................     644       490     1,054
Marketing and distribution of die-cast products
  under proprietary brand name...................      --        --     4,913
                                                   ------    ------    ------
          Total..................................   9,415     4,840     7,317
                                                   ======    ======    ======
Depreciation and amortization
Manufacturing of die-cast and injection-moulded
  plastic products...............................   2,162     3,648     4,072
Manufacturing of paper products..................   1,254     1,287     1,305
Marketing and distribution of die-cast products
  under proprietary brand name...................      --        --     2,439
                                                   ------    ------    ------
          Total..................................   3,416     4,935     7,816
                                                   ======    ======    ======

---------------
** Identifiable assets represent total assets less goodwill and other intangible assets.

  d. Long-lived assets

     Geographic analysis of long-lived assets was as follows:

                                                    1998      1999      2000
                                                   ------    ------    ------
                                                   $'000     $'000     $'000
Hong Kong and Mainland China.....................  29,177    30,311    35,020
United Kingdom...................................      --        --       784
                                                   ------    ------    ------
          Total..................................  29,177    30,311    35,804
                                                   ======    ======    ======

  e. Major customers

     Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                         1998    1999    2000
                                                         ----    ----    ----
Mattel Toys (HK) Limited/Mattel Vendor Operations Asia
  Limited..............................................  24.1%   26.1%   21.1%
ERTL and ERTL's related company (see Note 23)..........  12.1%   17.1%    5.9%
Hallmark Cards (HK) Limited (a subsidiary of Hallmark
  Cards, Inc.).........................................  15.4%   15.2%    8.5%
Premium Manufacturing Services Limited.................    --      --     5.2%
                                                         ====    ====    ====

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

25. OPERATING RISK

  a. Country risk

     A major portion of the Group's operations are conducted in Hong Kong and Mainland China. Accordingly, the Group's business, financial position and results of operations may be influenced by the political, economic and legal environments in Hong Kong and Mainland China.

     On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to Mainland China, and Hong Kong became a Special Administrative Region of Mainland China ("the Hong Kong SAR"). As provided in the Basic Law of the Hong Kong SAR, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Group's management does not believe that the transfer of sovereignty over Hong Kong will have an adverse impact on the Company's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

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

  c. Concentration of credit risk

     Concentration of accounts receivable as of March 31, 1999 and 2000 is as follows:

                                                              1999    2000
                                                              ----    ----
Five largest accounts receivable............................   59%     37%
                                                               ==      ==

     The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.

  d. Dependence on a limited number of suppliers

     The Group purchases raw materials from a limited number of suppliers. Concentration on the Group's suppliers for the years ended March 31, 1998, 1999 and 2000 is as follows:

                                                          1998    1999    2000
                                                          ----    ----    ----
Purchases from five largest suppliers...................   22%     32%     24%
                                                           ==      ==      ==

                        ZINDART LIMITED AND SUBSIDIARIES

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

26. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the year, the Group acquired the entire issued capital stock of Corgi Classics Holdings Limited. Details of the fair value of the assets acquired and liabilities assumed for the acquisitions were as follows:

                                                              $'000
                                                              ------
Cash and bank deposits......................................     959
Accounts receivable.........................................   7,851
Deposits and prepayments....................................   1,785
Inventories.................................................   4,256
Machinery and equipment.....................................   4,485
Short-term borrowings.......................................  (3,984)
Accounts payable............................................  (3,771)
Accrued liabilities.........................................    (661)
Taxation payable............................................  (1,559)
                                                              ------
Net assets acquired.........................................   9,361
Goodwill on acquisition.....................................  38,724
                                                              ------
Consideration settled by cash and assumption of debt........  48,085
Less: Cash and bank deposits acquired.......................    (959)
                                                              ------
Net cash outflow for acquisition of a subsidiary............  47,126
                                                              ======

     Cash paid for interest and income taxes is as follows:

                                                        1998     1999     2000
                                                        -----    -----    -----
                                                        $'000    $'000    $'000
Interest..............................................   698      708     2,388
                                                         ===      ===     =====
Income taxes..........................................   938      680     2,861
                                                         ===      ===     =====

27. OTHER SUPPLEMENTAL INFORMATION

     The following items were included in the consolidated statements of operations:

                                                      1998     1999     2000
                                                     ------    -----    -----
                                                     $'000     $'000    $'000
Depreciation of property, machinery and equipment
  -- owned assets..................................   2,725    4,237    6,274
  -- assets held under capital leases..............     606       --       --
Provision for/Write-off of doubtful accounts.......     938      590    1,684
Provision for/Write-off (write-back) of slow-moving
  and obsolete inventories.........................     618      474     (192)
Interest expense for
  -- short-term borrowings.........................      17        3      395
  -- term loan.....................................     325      705    1,986
  -- capital lease obligations.....................     356       --        7
                                                     ------    -----    -----
                                                        698      708    2,388
Repairs and maintenance expenses...................     516      875      688
Advertising expenses...............................      --       --    2,310
Interest income from bank deposits.................  (1,087)    (743)    (697)
                                                     ======    =====    =====

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES

     The following table sets forth certain information with respect to the directors, executive officers and certain key employees of the Company and their ages as of March 31, 2000

            NAME               AGE                      POSITION
            ----               ---                      --------
Robert A. Theleen(1)(2)        54    Chairman of the Board
Alexander M.K. Ngan            49    President, Chief Executive Officer and Director
Feather S.Y. Fok               38    Chief Financial Officer and Director
Christopher Guest              53    Chief Executive Officer of Corgi and Director
Tony D.H. Lai                  58    Senior Vice President of Production
Kevin Murphy                   41    Vice President of Operations
Trevor Dyer                    56    Operations Director
George Chen                    49    Director
Peter A.J. Gardiner(2)         64    Director
James E. Gilleran(2)           67    Director
Leo Paul Koulos(1)             66    Director
Gordon L.M. Seow               67    Director
Victor Yang(1)(2)              54    Director

---------------
(1) Member of Compensation Committee

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

     Christopher Guest joined the board as a director in June 1999. Mr. Guest joined Corgi in 1984 as sales and marketing director. He was appointed Managing Director of Corgi in 1988, and was responsible for the integration of Corgi with Mattel in connection with Mattel's acquisition of Corgi. He left Corgi in January 1995 after completion of the integration. Later the same year, he led Corgi's management in a leveraged buyout of the company from Mattel. His previous marketing experience includes seven years with Unilever PLC and eight years with Mars Inc. Mr. Guest received a Bachelor of Arts degree in English and Economics from the University of York.

     Tony D.H. Lai has served as a Senior Vice President of Production since April 1998 and is responsible for Zindart's production in the PRC. Mr. Lai served as a director of the Company from October 1994 until his resignation from the Board on May 16, 1997. Mr. Lai graduated from Shanghai Education University. He joined the Company in 1989.

     Kevin Murphy has served as Vice President of Operations since April 1999 and is responsible for the China Operations of Hua Yang. He joined the Company in November 1998. Prior to joining the Company, Mr. Murphy worked as a managing director, general manager in Jinmei Industrial SDN. BHD. -- Malaysia, and independent consultant for various companies. Mr. Murphy received a M. Sc. Degree in manufacturing systems engineering from the Cranfield Institute of Technology.

     Trevor Dyer joined Corgi as the production control manager for Mettoy's die-cast factory in 1970. He became the factory manager of Corgi following the management buyout in 1984. In 1990, he moved to Hong Kong as operations director for Corgi and implemented the movement of the tooling and the product sourcing programme to Hong Kong.

     George Chen has served as a director since January 2000. Mr. Chen is the Chief Executive Officer of Tait Asia Limited, a food and beverage distribution company in China. He is also a director of Tait Asia Ltd., South Pacific Sea Lan Air Ltd., Sea Star Fishing Co. Ltd., Pacific Genesis Ltd., China Food and Beverage.com, Ltd., Tonga Petroleum & Gas Ltd. and China National Advertising Co. Mr. Chen is a graduate of Boston University and has a bachelor's degree in business administration.

     Peter A.J. Gardiner joined the Board in January 2000. Mr. Gardiner is presently a U.S. delegate to the Trans Atlantic Business Dialogue ("TABD"), a forum of American and European business leaders that develops joint policy recommendations to improve trade and investment conditions at both the trans-Atlantic and global levels. Previously, Mr. Gardiner had been Chairman, Chief Executive Officer and a major shareholder of Veriflo Corporation, a leading manufacturer of semiconductor components. Mr. Gardiner received a bachelor's degree in brewing and industrial fermentation from Heriot-Watt University in Edinburgh, United Kingdom.

     James E. Gilleran joined the Board in March 1997. Mr. Gilleran has served as Chairman of the Board and Chief Executive Officer of Bank of San Francisco and its holding company since 1994. Prior thereto, Mr. Gilleran served as Superintendent of Banks of the California State Banking Department. In addition, Mr. Gilleran serves as a director of The Fritz Companies Inc. Mr. Gilleran received a B.B.A. degree from Pace University, and a J.D. from Northwestern California University.

     Leo Paul Koulos joined the Board in March 1997. Mr. Koulos is Chairman of the Board of National Coupon Redemption Service, Inc., a national clearinghouse for manufacturers' cents-off coupons. Mr. Koulos is also Chairman of the Board of Coupon Processing Associates, Inc. and Chairman of the Advisory Board of International Data, LLC. Mr. Koulos received a B.A. degree from the University of San Francisco.

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

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the Company's 2000 Proxy Statement (the "Proxy Statement") .

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section captioned "Certain Transactions" contained in the 2000 Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a) FINANCIAL STATEMENTS

     The consolidated financial statements and related notes, together with the report thereon of Arthur Andersen & Co, certified public accountants in Hong Kong, are included in this Annual Report on Form 10-K.

(b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the fiscal quarter ended March 31, 2000.

(c) EXHIBITS

        2.1(3)       Exchange Agreement among Zindart Limited, Hua Yang Holdings
                     Co., Ltd., Hua Yang Printing Holdings Co., Limited, the
                     shareholders of Hua Yang Holdings Co., Ltd. and certain
                     beneficial owners of such shareholders.
        3.1(1)       Amended and Restated Memorandum of Association of the
                     Company.
        3.2(3)       Amended and Restated Articles of Association of the Company.
        4.1(1)       Deposit Agreement by and among Zindart Limited, The Bank of
                     New York and Owners and Holders of American Depositary
                     Receipts, dated as of December   , 1996.
        4.2(2)       1997 Equity Incentive Plan of the Company.
        10.1(a)(1)   Sino-Foreign Co-Operation Contract, Zindart Toys (Dongguan)
                     Company Limited, between Dongguan Hengli Trading General
                     Company and Zindart Industrial Company Limited, dated
                     September 8, 1994.
        10.1(b)(1)   Sino-Foreign Co-Operation Contract, Zindart Toys (Dongguan)
                     Company Limited, Supplemental Contract, between Dongguan
                     Hengli Trading General Company and Zindart Industrial
                     Company Limited, dated December 5, 1995.
        10.1(c)(1)   Land Use Certificate for State-Owned Land, Dongguan
                     Government State-Owned (1993) No. 49.
        10.1(d)(1)   Land Use Certificate for State-Owned Land, Dongguan
                     Government State-Owned (1994) No. 664.
        10.1(e)(1)   Land Use Certificate for State-Owned Land, Dongguan
                     Government State-Owned (1994) No. 665.
        10.1(f)(1)   Land Use Certificate for State-Owned Land, Dongguan
                     Government State-Owned (1994) No. 666.
        10.2(3)      Processing Agreement between Zindart Limited and Dongguan
                     Hengli Industry Development Company, dated August 18, 1997.
        10.3(3)      Sino-Foreign Cooperation Contract between Shenzhen City Boan
                     District Xixian Town Gushu Economic Development Company
                     Limited and Hua Yang Printing Holdings Co. Limited, dated
                     May 28, 1995.
        10.4         Standard Chartered Bank, Banking Facilities: Hua Yang, dated
                     March 22, 2000.
        10.5         Standard Chartered Bank, Banking Facilities: Zindart, Ltd.,
                     dated March 22, 2000.
        10.6         Hong Kong Bank, Banking Facilities, dated April 25, 2000.
        10.7         Form of Management Services Agreement.
        10.13(3)     Agreement of Utilization of Factory, Warehouse and
                     Dormitory, dated January 24, 1995.
        10.14(3)     Tenancy Agreement for the Nan Yang factory between Bo An
                     Area Xi Heung Zhen Goo Yung Cheun Committee and Hua Yang,
                     dated April 1, 1997.
        10.15(3)     Tenancy Agreement for Dong Sand Factory, dated December 22,
                     1995.
        10.16(3)     Tenancy Agreement of Dormitory between Goo Yung Economics
                     Development Co. and Hua Yang, dated August 1997.
        21.1         Subsidiaries of the Registrant.

        23.1         Consent of Arthur Andersen & Co, Independent Auditors.
        24.1         Power of Attorney (See signature page).

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form F-1, as amended (File No. 333-17973).

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 2000.

                                          ZINDART LIMITED

                                          By:    /s/ ALEXANDER M.K. NGAN
                                            ------------------------------------
                                                    Alexander M.K. Ngan
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                          By:     /s/ FEATHER S.Y. FOK
                                            ------------------------------------
                                                      Feather S.Y. Fok
                                                  Chief Financial Officer
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)

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

        /s/ FEATHER S.Y. FOK          Chief Financial Officer and Director  Date: June 28, 2000
------------------------------------
          Feather S.Y. Fok

       /s/ JAMES E. GILLERAN                        Director                Date: June 28, 2000
------------------------------------
         James E. Gilleran

        /s/ LEO PAUL KOULOS                         Director                Date: June 28, 2000
------------------------------------
          Leo Paul Koulos

          /s/ GEORGE CHEN                           Director                Date: June 28, 2000
------------------------------------
            George Chen

      /s/ ALEXANDER M.K. NGAN          President, Chief Executive Officer   Date: June 28, 2000
------------------------------------              and Director
        Alexander M.K. Ngan

        /s/ GORDON L.M. SEOW                        Director                Date: June 28, 2000
------------------------------------
          Gordon L.M. Seow

      /s/ PETER A.J. GARDINER                       Director                Date: June 28, 2000
------------------------------------
        Peter A.J. Gardiner

       /s/ CHRISTOPHER GUEST                        Director                Date: June 28, 2000
------------------------------------
         Christopher Guest

          /s/ VICTOR YANG                           Director                Date: June 28, 2000
------------------------------------
            Victor Yang