Form 10-Q
period 2000-06-30
ZINDART LTD
filed 2000-08-14
CIK 1028637

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended  June 30, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to _______________

                        Commission file number 000-22161

                                 Zindart Limited
             (Exact name of registrant as specified in its charter)

                             Hong Kong S.A.R., China
         (State or other jurisdiction of incorporation or organization)


                                 Not Applicable
                      (I.R.S. Employer Identification No.)

                             Flat C&D, 25/F Block 1
                           Tai Ping Industrial Centre
                            57 Ting Kok Road, Tai Po
                    New Territories, Hong Kong S.A.R., China
                    (Address of principal executive offices)

                                011-852-2256-6666
              (Registrant's telephone number, including area code)



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

                                 Yes [X] No [ ]

        The number of ordinary shares outstanding as of June 30, 2000 was 8,834,125 (including the assumed issuance of 666,667 ordinary shares reserved for future issuance pursuant to the acquisition of Hua Yang Holdings Co., Ltd.).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                     As of June             As of March
                                                                      30, 2000                31, 2000
                                                                     (Unaudited)             (Audited)
Assets

Current assets:
Cash and bank deposits                                                $   5,578               $  12,488
Accounts receivable, net                                                 33,998                  27,015
Bills receivable                                                            179                     140
Deposits and prepayments                                                  5,311                   4,201
Debt issuance cost                                                          551                     642
Inventories, net                                                         15,015                  14,824
Loan receivable                                                           2,300                      --
                                                                      ---------               ---------
        Total current assets                                             62,932                  59,310

Property, machinery and equipment, net                                   34,800                  35,804
Loan receivable                                                              --                   2,300
Goodwill, net                                                            48,685                  49,184
                                                                      ---------               ---------
        Total assets                                                  $ 146,417               $ 146,598
                                                                      =========               =========

Liabilities, minority interests and shareholders' equity

Current liabilities:
Short-term bank borrowings                                            $  10,693               $   5,933
Convertible note, current portion                                         1,362                   1,429
Long-term bank loan, current portion                                     12,000                  12,000
Capital lease obligations, current portion                                1,683                   1,684
Accounts payable                                                         13,163                  14,526
Receipts in advance                                                       1,225                   1,358
Accrued liabilities                                                      11,035                  10,062
Taxation payable                                                          1,621                   2,237
                                                                      ---------               ---------
        Total current liabilities                                        52,782                  49,229

Long-term bank loan, non-current portion                                  9,000                  12,000
Capital lease obligations, non-current portion                            2,755                   3,160
Convertible note, non-current portion                                     3,180                   3,332
Deferred taxation                                                           961                     967
                                                                      ---------               ---------
        Total liabilities                                                68,678                  68,688
                                                                      ---------               ---------

Minority interests                                                        1,276                   1,105
                                                                      ---------               ---------

Shareholders' equity:
Common stock                                                                528                     528
Common stock reserved and to be issued                                       43                      43
Additional paid-in capital                                               38,634                  38,634
Retained earnings                                                        38,491                  37,882
Cumulative translation adjustments                                       (1,233)                   (282)
                                                                      ---------               ---------
        Total shareholders' equity                                       76,463                  76,805
                                                                      ---------               ---------
        Total liabilities, minority interests and
             shareholders' equity                                     $ 146,417               $ 146,598
                                                                      =========               =========



The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Operations
                                    Unaudited
                    (in thousands, except per share amounts)

                                                                           Three Months Ended
                                                                                 June 30,
                                                                       2000                   1999
                                                                     --------               --------
Net sales                                                            $ 35,335               $ 28,573
Cost of sales                                                         (24,493)               (20,443)
                                                                     --------               --------
Gross profit                                                           10,842                  8,130
Selling, general and administrative expenses                           (8,983)                (5,050)
                                                                     --------               --------
Operating income                                                        1,859                  3,080
Other (expenses) income, net                                             (756)                   311
Amortization of goodwill                                                 (494)                  (170)
                                                                     --------               --------
Income before income taxes                                                609                  3,221
Income tax benefit (provision)                                            178                   (287)
                                                                     --------               --------
Income before minority interests                                          787                  2,934
Minority interests                                                       (178)                  (148)
                                                                     ========               ========
Net income                                                           $    609               $  2,786
                                                                     ========               ========

Basic earnings per share                                             $   0.07               $   0.32
Weighted average number of shares outstanding - Basic                   8,834                  8,814

Diluted earnings per share                                           $   0.07               $   0.32
Weighted average number of shares outstanding - Diluted                 8,834                  8,845



The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                 Three Months Ended
                                                                          -------------------------------
                                                                          June 30,               June 30,
                                                                            2000                  1999
                                                                          --------               --------
Cash flows from operating activities:

Net income                                                                $    609               $  2,786
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of goodwill                                                    494                    170
   Amortization of debt issuance cost                                           87                     --
   Depreciation of property, machinery and equipment                         1,917                  1,171
   Minority interests                                                          178                    148
   Deferred taxation                                                            (6)                    --
(Increase) decrease in operating assets
   Accounts receivable, net                                                 (6,983)                (8,148)
   Bills receivable                                                            (39)                   (19)
   Deposits and prepayments                                                 (1,110)                  (209)
   Inventories, net                                                           (191)                (1,428)
Increase (decrease) in operating liabilities
   Accounts payable                                                         (1,363)                 4,312
   Receipts in advance                                                        (133)                  (204)
   Accrued liabilities                                                         973                  3,374
   Taxation payable                                                           (616)                   280
                                                                          --------               --------
   Net cash (used in) provided by operating activities                      (6,183)                 2,233
                                                                          --------               --------

Cash flows from investing activities:

   Acquisition of property, machinery and equipment                           (913)                  (836)
   Increase in loan receivable                                                  --                 (2,000)
                                                                          --------               --------
   Net cash used in investing activities                                      (913)                (2,836)
                                                                          --------               --------

Cash flows from financing activities:

   New short-term bank borrowings                                           14,293                     --
   Repayment of short-term bank borrowings                                  (9,533)                    --
   Repayment of long-term bank loan                                         (3,000)                    --
   Repayment of capital element of capital lease obligations                  (406)                    --
                                                                          --------               --------
   Net cash provided by financing activities                                 1,354                     --
                                                                          --------               --------

   Effect of cumulative translation adjustments                             (1,168)                     3
                                                                          --------               --------

Net decrease in cash and bank deposits                                      (6,910)                  (600)
Cash and bank deposits, as of the beginning of the period                   12,488                 17,061
                                                                          --------               --------
Cash and bank deposits, as of the end of the period                       $  5,578               $ 16,461
                                                                          ========               ========



The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000


1.      Basis of Presentation

        The accompanying unaudited consolidated financial statements of Zindart Limited ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

        In the opinion of management, the accompanying financial statements include all adjustments considered necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for fiscal year 2001. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2000, which have been previously filed with the Securities and Exchange Commission.


2.      Inventories

     Inventories comprised:

                                              June 30, 2000        March 31, 2000
                                              -------------        --------------
                                                  $ '000                $ '000
Raw materials                                      8,594                 6,444
Work-in-process                                    1,573                 3,343
Finished goods                                     5,778                 5,961
                                                 -------               -------
                                                  15,945                15,748
Less: Allowance for slow-moving and
          obsolete inventories                      (930)                 (924)
                                                 -------               -------
                                                  15,015                14,824
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

        Comprehensive income and its components, net of tax, comprised:

                                                          Three Months Ended
                                                              June 30,
                                                       2000               1999
                                                      -----               -----
                                                      $'000               $'000
Net income                                              609               2,786

Other comprehensive income, net of tax:
 Translation adjustments                               (951)                  3
                                                      -----               -----
Comprehensive (loss) income                            (342)              2,789
                                                      =====               =====

4.      Computation of earnings per share:

        The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares:

                                                        Three Months Ended June 30,
                                                         ------------------------
                                                         2000               1999
                                                         -----              -----
                                                         (`000)             (`000)
Basic                                                    8,834              8,814
Diluted                                                  8,834              8,845

        The difference between basic and diluted weighted average common shares results from the assumption that dilutive stock options outstanding were exercised.

5.      Segment Information:

        The Company organizes its operations into three business segments: (i) manufacturing of die-cast and injection-molded plastic products under OEM arrangements, (ii) manufacturing of paper products under OEM arrangements and (iii) marketing and distribution of die-cast products under the proprietary brand name owned by its subsidiary, Corgi Classics Limited. The following table presents certain operating segment information:


                                             Die-Cast              Paper                Corgi                 Total
                                             Division             Division             Classics              Segments
                                             --------             --------             --------              --------
                                               $'000                $'000                $'000                 $'000
Three Months Ended
June 30, 2000
        Net revenue                           18,466                9,174                7,695                35,335
        Operating income (loss)                1,602                  983                 (726)                1,859

Three Months Ended
June 30, 1999
        Net revenue                           19,552                9,021                   --                28,573
        Operating income                       2,391                  689                   --                 3,080

Total identifiable assets*
June 30, 2000                                 50,438               22,750               24,544                97,732
June 30, 1999                                 56,499               33,325                   --                89,824


*Identifiable assets represent total assets less goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events and trends which may affect the Company's future operating results and financial position. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, changes in market demand for our products, changes in general economic conditions, dependence on certain customers, the results of our planned growth initiatives and other risks described in the Company's Form 10-K for the fiscal year ended March 31, 2000. The forward-looking statements are based on information available to the Company on the date of this report, and the Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

The Company is a turnkey manufacturer of high-quality die-cast, injection-molded and paper products, including replica scale model collectibles, quality hand-made books and specialty packaging products. The Company is a Hong Kong corporation headquartered in Hong Kong, and its manufacturing operations are located in the neighboring Guangdong province of mainland China. The Company serves a growing number of customers that are brand-name marketers of die-cast and injection-molded giftware and collectibles, as well as packagers and publishers of books in the United States and Europe.

On July 28, 1999, the Company acquired all of the outstanding shares of Corgi Classics Limited ("Corgi"), a corporation registered in England and Wales. Corgi is a producer of collectible items and figurines. In consideration for shares of Corgi, the Company paid GBP29.0 million to the stockholders, including the repayment of Corgi's existing debt, the redemption of GBP6.6 million of preferred stock from certain former stockholders of Corgi and the issuance of GBP3.0 million in convertible note ("the Convertible Note") to certain stockholders of Corgi. The Convertible Note carries with it a right exercisable by the Noteholders (as defined in the Convertible Note) to require the Company to purchase the outstanding amount of the Convertible Note in exchange for the issuance to the Noteholders of common stock of the Company on terms set forth in the Convertible Note. This right is exercisable over a three-year period commencing on July 28, 1999 subject to certain conditions.

The acquisition was financed by a thirty-month installment bank loan of $30.0 million and convertible note of approximately $4.8 million (equivalent of GBP3.0 million).

On November 16, 1999, Corgi purchased certain assets from Lledo PLC, a leading brand in the United Kingdom collectibles industry, including the right to the brand name of Lledo and certain tooling, for GBP1.95 million in cash.

Results of Operations

The table below sets forth certain statement of operations data as a percentage of net sales for the three months ended June 30, 2000 and 1999.

                                             Three Months Ended   Three Months Ended
                                                June 30, 2000        June 30, 1999
                                                -------------        -------------
Net sales                                          100.0%               100.0%
Gross profit                                        30.7%                28.5%
Selling, general and administrative                 25.4%                17.7%
    expenses
Operating income                                     5.3%                10.8%
Other (expenses) income, net                        (2.1%)                1.1%
Amortization of goodwill                             1.4%                 0.6%
Income before income taxes                           1.7%                11.3%
Income tax benefit (provision)                       0.5%                (1.0%)
Minority interests                                   0.5%                 0.5%
Net income                                           1.7%                 9.8%


        Net sales. Net sales for the three months ended June 30, 2000 were $35.3 million, an increase of $6.7 million, or 23.4%, from the same period in 1999. The increase was primarily driven by the contribution of Corgi, which was acquired in July 1999.

        Gross profit. Gross profit was $10.8 million for the three months ended June 30, 2000, an increase of $2.7 million from the same period in 1999. The increase in gross profit was driven by Corgi's higher profit margin and a slight increase in the book division's margin as a result of cost savings. The gross profit margin was partially offset by the lower margins in the die-cast division as a result of changes in product mix.

        Selling, general and administrative expenses. Selling, general and administrative expenses were $9.0 million for the three months ended June 30, 2000, an increase of $3.9 million, or 76.5%, from the same period in 1999. The increase is primarily due to the addition of the selling, general and administrative expenses of Corgi, including marketing and other expenses incurred in connection with the launch of Corgi's U.S. division.

        Other (expenses) income, net. Other expenses were $0.8 million for the three months ended June 30, 2000, an increase of $1.1 million from the same period in 1999. The increase in other expenses was primarily due to higher interest expenses and amortization of debt issuance cost associated with the Corgi acquisition.

        Net income. Net income was $0.6 million for the three months ended June 30, 2000, a decrease of $2.2 million from the same period in 1999. The lower net income reflects lower margins in the die-cast division, the Corgi U.S. division's operating loss due to marketing and other expenses incurred in connection with the launch of Corgi's U.S. division, and higher interest expense and goodwill amortization resulting from the Corgi acquisition.



Liquidity and Capital Resources

        Cash and bank deposits were $5.6 million at June 30, 2000. Cash used in operating activities was $6.2 million for the three months ended June 30, 2000. Cash used in investing activities was $0.9 million, primarily in connection with the acquisition of property, machinery and equipment.

        The Company has lines of credit with certain banks including ABN AMRO Bank, Standard Chartered Bank, KBC Bank NV and The Hongkong and Shanghai Banking Corporation Limited. As of June 30, 2000, the Company had banking facilities with these banks of up to $53.2 million. On July 28, 1999, the Company drew down a $30.0 million term loan from ABN AMRO Bank in connection with the Corgi acquisition. The loan bears interest at 3-month LIBOR plus a margin. The term loan has a tenure of 30 months. The Company expects to repay the term loan and related interest from internally generated funds.

        In May 1999, the Company entered into a credit agreement ("the IBI Agreement") with one of its customers, Intervisual Books Inc. ("IBI"), to facilitate its acquisition of a distribution company. The Company believes this acquisition will be beneficial to both IBI and the Company. Under the terms of this credit agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI, which bears interest at a rate of 5% above LIBOR per annum and is secured by certain assets of IBI. The facility was matured in May 2000. Pursuant to the IBI Agreement, IBI extended the facility for an additional year and has issued warrants to the Company to purchase 150,000 shares of common stock of IBI.

        Consistent with the industry practice, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances and internally generated cash flow and short-term bank borrowings. The Company's accounts receivable balance at June 30, 2000 was $34.0 million.

Exchange Rate Risk

        The Company's sales are denominated in either U.S. dollars, GBP or Hong Kong dollars. The majority of the Company's expenses are denominated in Hong Kong dollars, followed by renminbi (the currency of Mainland China), GBP and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, GBP, Hong Kong dollar and the renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of Hong Kong dollar or renminbi or GBP relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

Seasonality

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary risk exposures arise from changes in interest rates and foreign currency exchanges rates. The Company had $36.1 million in variable rate debt outstanding at June 30, 2000. The Company does not currently hedge its interest rate exposure. Based on its current level of variable rate debt, the Company believes that its results from operations and cash flows would not be adversely affected if the applicable interest rate were increased by one percent.

        The Company is exposed to risk from changing foreign currency exchange rates. The Company's sales are denominated either in U.S. dollars, GBP or Hong Kong dollars. The majority of the Company's expenses are denominated in Hong Kong dollars, followed by renminbi (the currency of Mainland China), GBP and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, GBP, Hong Kong dollar and the renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of GBP, Hong Kong dollar or renminbi relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. If exchange rates on such currencies were to fluctuate 10%, the Company believes that its results from operations and cash flows would not be adversely affected.

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



                                            ZINDART LIMITED



                                            /s/ Feather Fok
                                            ------------------------------------
Dated:  August 14, 2000                     By:  Feather Fok
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                  Exhibit Index


Exhibit
Number                Description
27.1                  Financial Data Schedule