Form 10-Q
period 2000-09-30
ZINDART LTD
filed 2000-11-14
CIK 1028637

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended  September 30, 2000

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

                                 Yes   X      No
                                     -----       -----

     The number of ordinary shares outstanding as of September 30, 2000 was 8,834,125 (including the assumed issuance of 666,667 ordinary shares reserved for future issuance pursuant to the acquisition of Hua Yang Holdings Co., Ltd.).

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 11
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        15

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

ITEM 5.  OTHER INFORMATION                                                 17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  17

SIGNATURE PAGE                                                             18

                             REPORTS TO SHAREHOLDERS

Zindart Limited (the "Company") is publishing this report on Form 10-Q in order to provide additional information to the Company's shareholders. However, the Company, as a foreign private issuer, is not required to publish reports on this form and may discontinue doing so at any time without prior notice. Moreover, as a foreign private issuer (i) the Company is and will remain exempt from Section 14(a), 14(b), 14(c), and 14(f) of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) the Company's officers, directors and principal shareholders are and will remain exempt from the reporting and "short-swing" profit recovery provisions contained in Section 16 of the Exchange Act until such time as the Company ceases to be a foreign private issuer.

Unless otherwise indicated, amounts denoted by "$" are U.S. dollars and amounts denoted by "GBP" are pounds sterling of the United Kingdom.

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                              As of Sept.        As of March 31,
                                                                               30, 2000               2000
                                                                              -----------        ---------------
                                                                              (Unaudited)           (Audited)
Assets

Current assets:
Cash and bank deposits                                                     $         5,004     $          12,488

Accounts receivable, net                                                            29,983                27,015
Bills receivable                                                                       139                   140
Deposits and prepayments                                                             5,550                 4,201
Debt issuance cost                                                                     468                   642
Inventories, net                                                                    16,143                14,824
Loan receivable                                                                      2,300                    --
                                                                           ---------------     -----------------
        Total current assets                                                        59,587                59,310

Property, machinery and equipment, net                                              33,217                35,804
Loan receivable                                                                         --                 2,300
Goodwill, net                                                                       48,197                49,184
                                                                           ---------------     -----------------
        Total assets                                                       $       141,001     $         146,598
                                                                           ===============     =================

Liabilities, minority interests and shareholders' equity

Current liabilities:
Short-term bank borrowings                                                 $        10,611     $           5,933
Convertible note, current portion                                                    1,323                 1,429
Long-term bank loan, current portion                                                12,000                12,000
Capital lease obligations, current portion                                           1,708                 1,684
Accounts payable                                                                    13,274                14,526
Receipts in advance                                                                  1,641                 1,358
Accrued liabilities                                                                  9,866                10,062
Taxation payable                                                                     1,792                 2,237
                                                                           ---------------     -----------------
        Total current liabilities                                                   52,215                49,229

Long-term bank loan, non-current portion                                             6,000                12,000
Capital lease obligations, non-current portion                                       2,307                 3,160
Convertible note, non-current portion                                                1,765                 3,332
Deferred taxation                                                                      919                   967
                                                                           ---------------     -----------------
        Total liabilities                                                           63,206                68,688
                                                                           ---------------     -----------------

Minority interests                                                                   1,286                 1,105
                                                                           ---------------     -----------------

Shareholders' equity:

Common stock                                                                           528                   528
Common stock reserved and to be issued                                                  43                    43
Additional paid-in capital                                                          38,634                38,634
Retained earnings                                                                   38,816                37,882
Cumulative translation adjustments                                                  (1,512)                 (282)
                                                                           ---------------     -----------------
        Total shareholders' equity                                                  76,509                76,805
                                                                           ---------------     -----------------
        Total liabilities, minority interests and shareholders' equity     $       141,001     $         146,598
                                                                           ===============     =================

The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Operations
                                    Unaudited
                    (in thousands, except per share amounts)

                                                                       Three Months Ended          Six Months Ended
                                                                         September 30,               September 30,
                                                                       ------------------          ------------------
                                                                       2000          1999          2000        1999
                                                                       ----          ----          ----        ----
Net sales                                                           $   33,271 $   $  41,745   $   68,606   $   70,318
Cost of sales                                                          (22,962)      (28,161)     (47,455)     (48,603)
                                                                    ------------------------   -----------------------
Gross profit                                                            10,309        13,584       21,151       21,715
Selling, general and administrative expenses                            (8,574)       (8,479)     (17,557)     (13,530)
                                                                    ------------------------   -----------------------
Operating income                                                         1,735         5,105        3,594        8,185
Other expenses, net                                                       (812)         (321)      (1,568)         (10)
Amortization of goodwill                                                  (494)         (384)        (987)        (554)
                                                                    ------------------------   -----------------------
Income before income taxes                                                 429         4,400        1,039        7,621
Income tax (provision) benefit                                            (102)         (689)          76         (976)
                                                                    ------------------------   -----------------------
Income before minority interests                                           327         3,711        1,115        6,645
Minority interests                                                          (2)          (71)        (181)        (219)
                                                                    ------------------------   -----------------------
Net income                                                          $      325     $   3,640   $      934   $    6,426
                                                                    ========================   =======================

Basic earnings per share                                            $     0.04     $    0.41   $     0.11   $     0.73
Weighted average number of shares outstanding - Basic                    8,834         8,814        8,834        8,814

Diluted earnings per share                                          $     0.04     $    0.41   $     0.11   $     0.72

Weighted average number of shares outstanding - Diluted                  8,834         8,936        8,834        8,892


The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)



                                                                                         Six Months Ended
                                                                                ------------------------------------
                                                                                   Sept. 30,         Sept. 30,
                                                                                      2000             1999
                                                                                      ----             ----
Cash flows from operating activities:
Net income                                                                      $          934     $        6,426

Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of goodwill                                                                987                554
   Amortization of debt issuance cost                                                      174                152
   Depreciation of property, machinery and equipment                                     3,898              2,705
   Minority interests                                                                      181                219
   Deferred taxation                                                                       (48)                (1)
(Increase) decrease in operating assets
   Accounts receivable, net                                                             (2,968)           (18,328)
   Bills receivable                                                                          1                (10)
   Deposits and prepayments                                                             (1,349)            (1,224)
   Inventories, net                                                                     (1,319)            (2,330)
Increase (decrease) in operating liabilities
   Accounts payable                                                                     (1,252)             4,724
   Receipts in advance                                                                     283                408
   Accrued liabilities                                                                    (196)             7,869
   Taxation payable                                                                       (445)               643
                                                                                --------------     --------------
   Net cash (used in) provided by operating activities                                  (1,119)             1,807
                                                                                --------------     --------------

Cash flows from investing activities:
   Net cash outflow for acquisition of a subsidiary                                         --           (44,236)
   Acquisition of property, machinery and equipment                                     (1,311)           (1,777)
   Additions of deferred expenditures                                                       --              (875)
   New loan receivables                                                                     --            (2,200)
                                                                                --------------     --------------
   Net cash used in investing activities                                                (1,311)          (49,088)
                                                                                --------------     --------------
Cash flows from financing activities:

   New short-term bank borrowings                                                       22,488             5,933
   Repayment of short-term bank borrowings                                             (17,810)           (5,315)
   New long-term bank loan                                                                  --            30,000
   Repayment of long-term bank loan                                                     (6,000)               --
   New convertible note issued                                                              --             4,725
   Repayment of convertible note                                                        (1,673)               --
   Repayment of capital element of capital lease obligations                              (829)               --
                                                                                --------------     -------------
   Net cash (used in) provided by financing activities                                  (3,824)           35,343
                                                                                --------------     -------------

   Effect of cumulative translation adjustments                                         (1,230)              149
                                                                                --------------     -------------

Net decrease in cash and bank deposits                                                  (7,484)          (11,789)
Cash and bank deposits, as of the beginning of the period                               12,488            17,061
                                                                                --------------     -------------
Cash and bank deposits, as of the end of the period                             $        5,004             5,272
                                                                                ==============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements of Zindart Limited (the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

      In the opinion of management, the accompanying financial statements include all adjustments considered necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for fiscal year 2001. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2000, which have been previously filed with the Securities and Exchange Commission.

2.    Inventories

      Inventories comprised:

                                         September 30, 2000                March 31, 2000
                                         ------------------                --------------
                                            $     '000                       $     '000

      Raw materials                              9,899                            6,444
      Work-in-process                            1,024                            3,343
      Finished goods                             5,970                            5,961
                                            ----------                       ----------
                                                16,893                           15,748
      Less: Allowance for slow-moving and
                obsolete inventories              (750)                            (924)
                                            ----------                       ----------
                                                16,143                           14,824
                                            ==========                       ==========

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

      Comprehensive income and its components, net of tax, comprised:

                                                             Three Months Ended                  Six Months Ended
                                                                September 30,                      September 30,
                                                            ------------------------          -------------------------
                                                              2000             1999             2000              1999
                                                            -------           ------          -------            ------
                                                            $  '000           $ '000           $ '000            $ '000

      Net income                                                325            3,640              934             6,426

      Other comprehensive income, net of tax:
      Translation adjustments                                  (279)             296           (1,230)              299
                                                            -------           ------           ------            ------
      Comprehensive income (loss)                                46            3,936             (296)            6,725
                                                            =======           ======           ======            ======


4.    Computation of earnings per share

      The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares:

                                                              Three Months Ended                  Six Months Ended
                                                                 September 30,                      September 30,
                                                            ------------------------          -------------------------
                                                              2000             1999             2000              1999
                                                            -------           ------          -------            ------
                                                              (`000)           (`000)           (`000)           (`000)

      Basic                                                   8,834            8,814            8,834            8,814
      Diluted                                                 8,834            8,936            8,834            8,892


      The difference between basic and diluted weighted average common shares results from the assumption that dilutive stock options and convertible securities outstanding were exercised. If there is no difference between basic and diluted weighted average common shares, it is the result of the assumption, by the Company, that no dilutive stock options or convertible securities outstanding will be exercised.

5.    Segment Information

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


                                                   Die-Cast            Paper            Corgi             Total
                                                   Division            Division         Classics          Segments
                                                   --------            ---------        --------          --------
                                                   $'000               $'000            $'000             $'000
Three Months Ended
Sept. 30, 2000
         Net revenue                                 11,573            11,418           10,280            33,271
         Operating income                               555               960              220             1,735

Three Months Ended
Sept. 30, 1999
         Net revenue                                 21,688            14,258            5,799            41,745
         Operating income                             2,495             1,478            1,132             5,105

Six Months Ended
Sept. 30, 2000
         Net revenue                                 30,039            20,592           17,975            68,606
         Operating income (loss)                      2,157             1,943             (506)            3,594

Six Months Ended
Sept. 30, 1999
         Net revenue                                 41,240            23,279            5,799            70,318
         Operating income                             4,887             2,167            1,131             8,185

Total identifiable assets*
Sept. 30, 2000                                       40,893            25,068           26,843            92,804
Sept. 30, 1999                                       57,074            32,010           20,497           109,581

*Identifiable assets represent total assets less goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events and trends which may affect the Company's future operating results and financial position. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, changes in market demand for our products, changes in general economic conditions, dependence on certain customers, the results of our planned growth initiatives, competition, changes in governmental regulations, a decline in capital markets, changes in the political, social and economic situations of Hong Kong and the People's Republic of China, and other risks described in the Company's Form 10-K for the fiscal year ended March 31, 2000. In some cases, forward looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. The forward-looking statements are based on information available to the Company on the date of this report, and the Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

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

On July 28, 1999, the Company acquired all of the outstanding shares of Corgi Classics Limited ("Corgi"), a corporation registered in England and Wales. Corgi is a producer of collectible items and figurines. In consideration for shares of Corgi, the Company paid GBP29.0 million to the stockholders, including the repayment of Corgi's existing debt, the redemption of GBP6.6 million of preferred stock from certain former stockholders of Corgi and the issuance of GBP3.0 million in the form of a convertible note (the "Convertible Note") to certain stockholders of Corgi. The Convertible Note carries with it a right exercisable by the Noteholders (as defined in the Convertible Note) to require the Company to purchase the outstanding amount of the Convertible Note in exchange for the issuance to the Noteholders of common stock of the Company on terms set forth in the Convertible Note. This right is exercisable over a three-year period commencing on July 28, 1999, subject to certain conditions.

The acquisition was financed by a thirty-month installment bank loan of $30.0 million and convertible note of approximately $4.8 million (equivalent of GBP3.0 million).

On November 16, 1999, Corgi purchased certain assets from Lledo PLC ("Lledo"), a leading brand in the United Kingdom collectibles industry, including the right to the brand name of Lledo and certain tooling, for GBP1.95 million in cash.

RESULTS OF OPERATIONS

The table below sets forth certain statement of operations data as a percentage of net sales for the three and six months ended September 30, 2000 and 1999.

                                                    Three Months Ended                     Six Months Ended
                                                       September 30,                        September 30,
                                                       -------------                        -------------
                                                  2000               1999               2000               1999
                                                  ----               ----               ----               ----
Net sales                                        100.0%             100.0%             100.0%             100.0%
Gross profit                                      31.0%              32.5%              30.8%              30.9%
Selling, general and administrative               25.8%              20.3%              25.6%              19.2%
     expenses

Operating income                                   5.2%              12.2%               5.2%              11.6%
Other expenses, net                                2.4%               0.8%               2.3%               0.0%
Amortization of goodwill                           1.5%               0.9%               1.4%               0.8%
Income before income taxes                         1.3%              10.5%               1.5%              10.8%
Income tax (provision) benefit                    (0.3%)             (1.7%)              0.1%              (1.4%)
Minority interests                                 0.0%               0.2%               0.3%               0.3%
Net income                                         1.0%               8.7%               1.4%               9.1%

     Net sales. Net sales for the three months ended September 30, 2000 were $33.3 million, a decrease of $8.5 million, or 20.3%, from the same period in 1999. The Company was affected by the die-cast industry downturn and accordingly, total revenue reflected a decrease due to lower die-cast sales. The reduction was partially offset by Corgi's revenue, which grew 35% from the quarter a year ago and represented 31% of net sales in the three months ended September 30, 2000, up from 14% of net sales in the same period in 1999. Net sales included three months of net sales for Corgi in 2000, as compared to only two month of net sales in 1999 due to the purchase accounting associated with the timing of the acquisition.

     Net sales for the six months ended September 30, 2000 were $68.6 million, a decrease of $1.7 million, or 2.4%, from the same period in 1999. The Company was affected by the die-cast industry downturn. Total revenue reflected a decrease due to lower die-cast sales, but the reduction was partially offset by Corgi's revenue. Net sales included six months of net sales for Corgi in 2000, as compared to only two month of net sales in 1999 due to the purchase accounting associated with the timing of the acquisition.

     Gross profit. Gross profit was $10.3 million for the three months ended September 30, 2000, a decrease of $3.3 million, or 24.1%, from the same period in 1999. The gross margin was 31% for the three months ended September 30, 2000, as compared to 32.5% for the same period in 1999. The decrease in gross profit and gross margin was due to lower sales, lower margins in the die cast division as a result of a change in product mix, competitive price points for the paper division, as well as higher depreciation costs relating to the Lledo asset purchase by Corgi.

     Gross profit was $21.2 million for the six months ended September 30, 2000, which was approximately the same as gross profit during the same period in 1999. The gross margin was 30.8% for the six months ended September 30, 2000, which was approximately the same as gross margin during the same period in 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $8.6 million for the three months ended September 30, 2000, which was approximately the same as such expenses during the same period in 1999. A saving in the die-cast and paper divisions was offset by an increase in Corgi expenses for expansion of the U.S. market. Selling, general and administrative expenses included three months of expenses for Corgi in 2000, as compared to two months for the same period in 1999 due to the purchase accounting associated with the timing of the acquisition.

     Selling, general and administrative expenses were $17.6 million for the six months ended September 30, 2000, an increase of $4.0 million or 29.8% from the same period in 1999. The increase was primarily due to the addition of the selling, general and administrative expenses of Corgi for six months in 2000, as compared to two months for the same period in 1999 due to the purchase accounting associated with the timing of the acquisition.

     Other (expenses) income, net. Other expenses were $812,000 for the three months ended September 30, 2000, an increase of $491,000 from the same period in 1999. The increase in other expenses was primarily due to full quarter interest expenses and amortization of goodwill associated with the Corgi acquisition.

     Other expenses were $1.6 million for the six months ended September 30, 2000, an increase of $1.6 million from the same period in 1999. The increase in other expenses was primarily due to six month interest expenses and amortization of goodwill associated with the Corgi acquisition.

     Net income. Net income was $325,000 for the three months ended September 30, 2000, a decrease of $3.3 million from the same period in 1999. The decrease in net income was primarily due to lower margins in the die cast division as a result of a change in product mix, increased price competition for the paper division, and full quarter interest and goodwill amortization expenses associated with the Corgi acquisition.

     Net income was $934,000 for the six months ended September 30, 2000, a decrease of $5.5 million from the same period in 1999. The decrease in net income was primarily due to lower margins in the die cast division as a result of a change in product mix, increased price competition for the paper division, and six month interest and goodwill amortization expenses associated with the Corgi acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and bank deposits were $5.0 million at September 30, 2000. Cash used in operating activities was $1.1 million for the six months ended September 30, 2000. Cash used in investing activities was $1.3 million for the first six months ended September 30, 2000. Such cash was used primarily in connection with the acquisition of property, machinery and equipment.

     The Company has lines of credit with certain banks including ABN AMRO Bank, Standard Chartered Bank, KBC Bank NV and The Hongkong and Shanghai Banking Corporation Limited. As of September 30, 2000, the Company had banking facilities with these banks of up to $54.7 million. On July 28, 1999, the Company drew down a $30.0 million term loan from ABN AMRO Bank in connection with the Corgi acquisition. The loan bears interest at 3-month LIBOR plus a margin. The term loan has a tenure of 30 months. The Company expects to repay the term loan and related interest from internally generated funds. As of September 30, 2000, $12.0 million of such loan was repaid.

     In May 1999, the Company entered into a credit agreement (the "IBI Agreement") with one of its customers, Intervisual Books Inc. ("IBI"), to facilitate IBI's acquisition of a distribution company. The Company believes this acquisition will be beneficial to both IBI and the Company. Under the terms of this credit agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI, which bears interest at a rate of 5% above LIBOR per annum and is secured by certain assets of IBI. The facility matured in May 2000. Pursuant to the IBI Agreement, IBI extended the facility for an additional year and issued the Company warrants to purchase 150,000 shares of common stock of IBI.

     Consistent with industry practice, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances, internally generated cash flow and short-term bank borrowings. On September 30, 2000, the Company's accounts receivable balance was $30.0 million.

EXCHANGE RATE RISK

     The Company's sales are denominated in either U.S. dollars, GBP or Hong Kong dollars. The majority of the Company's expenses are denominated in Hong Kong dollars, followed by renminbi (the currency of Mainland China), GBP and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, GBP, Hong Kong dollar and the renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong dollar, renminbi or GBP relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

SEASONALITY

     In the past, the Company's operating results have fluctuated and those results may fluctuate in the future. The Company ceases production for a two-week period during January or February of each year due to the observance of the lunar New Year holiday in Hong Kong and Mainland China, which has caused revenues during the fourth fiscal quarter of each year to be lower than revenues during the other three quarters. The Company may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of receipt of orders from customers and the shipment of products. Sales of books are weighted toward the Christmas season; consequently, book sales in the first half of our fiscal year are generally higher than in the second half.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary risk exposures arise from changes in interest rates and foreign currency exchanges rates. The Company had $32.6 million in variable rate debt outstanding at September 30, 2000. The Company does not currently hedge its interest rate exposure. Based on its current level of variable rate debt, the Company believes that its results from operations and cash flows would not be adversely affected if the applicable interest rate were increased by one percent.

     The Company is exposed to risk from changing foreign currency exchange rates. The Company's sales are denominated either in U.S. dollars, GBP or Hong Kong dollars. The majority of the Company's expenses are denominated in Hong Kong dollars, followed by renminbi (the currency of Mainland China), GBP and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, GBP, Hong Kong dollar and the renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the GBP, Hong Kong dollar or renminbi relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. If exchange rates on such currencies were to fluctuate 10%, the Company believes that its results from operations and cash flows would not be adversely affected.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual general meeting of the Company's stockholders was held on September 6, 2000, to consider and vote upon the following matters, each of which were approved by the indicated vote:

1. Proposal to adopt the audited financial statements and the reports of the directors and auditors of the Company for the fiscal year ended March 31, 2000.

Votes for                   Votes against                  Abstentions
------------               ----------------               --------------
4,765,317                       30,890                        32,090

2. Proposal to re-elect the following nominees for director until the next Annual General Meeting of Shareholders and until their successors are elected.

                                                                 Votes cast for each director
                                       ----------------------------------------------------------------------------------
                                                       Votes for               Votes against                Abstentions
                                                     -----------            ----------------            ---------------
Robert A. Theleen                                      3,105,924                   1,716,773                      5,600
Alexander M.K. Ngan                                    3,094,825                   1,728,113                      5,359
Feather S.Y. Fok                                       3,095,297                   1,700,573                     32,427
George Chen                                            3,088,884                   1,707,073                     32,340
Peter A.J. Gardiner                                    3,104,874                   1,690,783                     32,640
James E. Gilleran                                      3,111,774                   1,683,883                     32,640
Christopher Guest                                      3,104,174                   1,691,483                     32,640
Leo Paul Koulos                                        3,105,474                   1,690,483                     32,340
Gordon L. M. Seow                                      3,096,384                   1,699,573                     32,340
Victor Yang                                            3,096,984                   1,697,973                     33,340

3. Proposal to authorize the Board of Directors of the Company to issue all or part of the authorized but unissued shares of the Company, in such manner and to such persons as the Board of Directors of the Company shall deem fit in its absolute discretion, such authorization to lapse at the Company's next annual general meeting.

Votes for                  Votes against                  Abstentions
-----------              ----------------               --------------
3,033,435                  1,778,193                       16,669

4. Proposal to re-appoint Arthur Andersen & Co. as independent auditors of the Company for the fiscal year ending March 31, 2001.

Votes for                  Votes against                  Abstentions
-----------              ----------------              ---------------
4,782,730                     18,950                        26,617

ITEM 5.  OTHER INFORMATION

On September 6, 2000, Peter Gardiner, a director of the Company, was appointed Chairman of the Board of Directors of the Company. Mr. Gardiner works on a full time basis and leads the strategic, tactical and operational development of the Company, as well as directly handles investor relations. Robert Theleen, the former Chairman, remains on the Board of Directors of the Company as Vice-Chairman.

Items 1, 2, and 3 of Part II are not applicable and have been omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  The following exhibits are filed with this report:

           Exhibit
           Number                   Description
           -------                  ------------
           27.1                     Financial Data Schedule

(b)      Reports on Form 8-K

         On October 13, 2000, the Company filed with the Securities and Exchange Commission (the "SEC") a Current Report on Form 8-K supplementing certain information set forth in the Company's Proxy Statement for Annual General Meeting of Shareholders on September 6, 2000 (as filed with the SEC on Schedule 14A on July 31, 2000).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ZINDART LIMITED

                                 /s/ Feather Fok
                                 ----------------------------------------------
Dated:  November 14, 2000        By:  Feather Fok
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                  Exhibit Index

Exhibit
Number                     Description
-------                    ------------
27.1                       Financial Data Schedule