Form 10-Q
period 2000-12-31
ZINDART LTD
filed 2001-02-14
CIK 1028637

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended December 31, 2000

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

                            Yes   X      No ______

         The number of ordinary shares outstanding as of December 31, 2000 was 8,834,125.

                                TABLE OF CONTENTS

                                                                           Page

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS                                             3

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               10
            CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      14

PART II.    OTHER INFORMATION

ITEM 5.     OTHER INFORMATION                                               15

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                15

SIGNATURE PAGE                                                              16





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

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                            As of Dec. 31,        As of Mar. 31,
                                                                                2000                   2000
                                                                             (Unaudited)             (Audited)
Assets

Current assets:
Cash and bank deposits                                                       $       6,227          $     12,488
Accounts receivable, net                                                            32,894                27,015
Bills receivable                                                                         6                   140
Deposits and prepayments                                                                                   4,201
                                                                                     6,469
Debt issuance cost                                                                     381                   642
Inventories, net                                                                    14,836                14,824
Loan receivable                                                                      2,300                    --
                                                                           ----------------    ------------------
        Total current assets                                                        63,113                59,310

Property, machinery and equipment, net                                              32,929                35,804
Loan receivable                                                                         --                 2,300
Goodwill, net                                                                       47,703                49,184
                                                                           ----------------    ------------------
        Total assets                                                         $     143,745          $    146,598
                                                                           ================    ==================

Liabilities, minority interests and shareholders' equity

Current liabilities:
Short-term bank borrowings                                                   $      14,641          $      5,933
Convertible note, current portion                                                    1,343                 1,429
Long-term bank loan, current portion                                                12,000
                                                                                                          12,000
Capital lease obligations, current portion                                           1,781                 1,684
Accounts payable                                                                    12,298                14,526
Receipts in advance                                                                  2,046                 1,358
Accrued liabilities                                                                 11,122                10,062
Taxation payable                                                                     2,039                 2,237
                                                                           ----------------    ------------------
        Total current liabilities                                                   57,270                49,229

Long-term bank loan, non-current portion                                             3,000                12,000
Capital lease obligations, non-current portion                                       1,977                 3,160
Convertible note, non-current portion                                                1,791                 3,332
Deferred taxation                                                                      909                   967
                                                                           ----------------    ------------------
        Total liabilities                                                           64,947                68,688
                                                                           ----------------    ------------------

Minority interests                                                                   1,341                 1,105
                                                                           ----------------    ------------------

Shareholders' equity:
Common stock                                                                           528                   528
Common stock reserved and to be issued                                                  43                    43
Additional paid-in capital                                                          38,634                38,634
Retained earnings                                                                   39,628                37,882
Cumulative translation adjustments                                                  (1,376)                 (282)
                                                                           ----------------    ------------------
        Total shareholders' equity                                                  77,457                76,805
                                                                           ----------------    ------------------
        Total liabilities, minority interests and shareholders' equity       $     143,745          $    146,598
                                                                           ================    ==================



The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Operations
                                    Unaudited
                    (in thousands, except per share amounts)


                                                                          Three Months Ended            Nine Months Ended
                                                                             December 31,                  December 31,
                                                                          2000         1999            2000          1999
                                                                          ----         ----            ----          ----

Net sales                                                            $  36,969    $  37,835      $  105,575    $  108,153
Cost of sales                                                          (25,621)     (24,796)        (73,076)      (73,399)
                                                                ---------------------------   ---------------------------
Gross profit                                                            11,348       13,039          32,499        34,754
Selling, general and administrative expenses                            (8,959)      (8,985)        (26,516)      (22,515)
                                                                ---------------------------   ---------------------------
Operating income                                                         2,389        4,054           5,983        12,239
Other expenses, net                                                       (787)        (834)         (2,356)         (844)
Amortization of goodwill                                                  (494)        (494)         (1,481)       (1,048)
                                                                ---------------------------   ---------------------------
Income before income taxes                                               1,108        2,726           2,146        10,347
Income tax provision                                                      (240)        (674)           (164)       (1,650)
                                                                ---------------------------   ---------------------------
Income before minority interests                                           868        2,052           1,982         8,697
Minority interests                                                         (56)         (57)           (236)         (276)
                                                                ---------------------------   ---------------------------
Net income                                                           $     812    $   1,995      $    1,746    $    8,421
                                                                ===========================   ===========================

Basic earnings per share                                             $    0.09    $    0.23      $     0.20    $     0.95
Weighted average number of shares outstanding - Basic                    8,834        8,825           8,834         8,818

Diluted earnings per share                                           $    0.09    $    0.22      $     0.20    $     0.95
Weighted average number of shares outstanding - Diluted                  8,834        8,932           8,834         8,906



The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                         Nine Months Ended
                                                                                ------------------------------------
                                                                                    Dec. 31,           Dec. 31,
                                                                                      2000               1999
                                                                                      ----               ----
Cash flows from operating activities:
Net income                                                                          $    1,746         $    8,421
Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of goodwill                                                              1,481              1,048
   Amortization of debt issuance cost                                                      261                346
   Depreciation of property, machinery and equipment                                     5,943              4,460
    Net loss on disposals of property, machinery and Equipment                              --                 33
   Minority interests                                                                      236                276
   Deferred taxation                                                                       (58)                --
(Increase) decrease in operating assets
   Accounts receivable, net                                                             (5,879)            (6,643)
   Bills receivable                                                                        134                256
   Deposits and prepayments                                                             (2,268)            (1,234)
   Inventories, net                                                                        (12)            (1,159)
Increase (decrease) in operating liabilities
   Accounts payable                                                                     (2,228)               916
   Receipts in advance                                                                     688               (485)
   Accrued liabilities                                                                   1,060                808
   Taxation payable                                                                       (198)             1,086
                                                                                  ---------------    -------------

   Net cash provided by operating activities                                               906              8,129
                                                                                  ---------------    -------------

Cash flows from investing activities:
   Net cash outflow for acquisition of a subsidiary                                         --            (45,403)
   Acquisition of property, machinery and equipment                                     (3,068)            (5,996)
   Additions of deferred expenditures                                                       --               (875)
   New loan receivables                                                                     --             (2,200)
                                                                                  ---------------  ---------------
   Net cash used in investing activities                                                (3,068)           (54,474)
                                                                                  ---------------  ---------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                               --                137
   New short-term bank borrowings                                                       34,418             16,240
   Repayment of short-term bank borrowings                                             (25,710)           (13,223)
   New long-term bank loan                                                                  --             30,000
   Repayment of long-term bank loan                                                     (9,000)            (3,000)
   New convertible note issued                                                              --              4,772
   Repayment of convertible note                                                        (1,627)                --
   New capital element of capital lease obligations                                        174                 --
   Repayment of capital element of capital lease obligations                            (1,260)                --
                                                                                  ---------------  ---------------

   Net cash (used in) provided by financing activities                              $   (3,005)        $   34,926
                                                                                  ---------------  ---------------




                                       5.



Effect of cumulative translation adjustments                                            (1,094)               (14)
                                                                                  ---------------  ---------------

Net decrease in cash and bank deposits                                                  (6,261)           (11,433)
Cash and bank deposits, as of the beginning of the period                               12,488             17,061
                                                                                  ---------------  ---------------
Cash and bank deposits, as of the end of the period                                 $    6,227              5,628
                                                                                  ===============  ===============



The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 2000


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

      In the opinion of management, the accompanying financial statements include all adjustments considered necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for fiscal year 2001. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2000, which have been previously filed with the Securities and Exchange Commission.

2.    Inventories

      Inventories comprised:

                                                                December 31, 2000                March 31, 2000
                                                             ------------------------          -------------------
                                                                      $     '000                  $     '000

      Raw materials                                                        8,339                       6,444
      Work-in-process                                                      1,212                       3,343
      Finished goods                                                       6,013                       5,961
                                                                   -------------               -------------
                                                                          15,564                      15,748
      Less: Allowance for slow-moving and
                obsolete inventories                                        (728)                       (924)
                                                                   -------------               -------------
                                                                          14,836                      14,824
                                                                        ========                    ========

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

      Comprehensive income and its components, net of tax, comprised:


                                                              Three Months Ended                 Nine Months Ended
                                                                 December 31,                       December 31,
                                                                2000             1999             2000              1999
                                                             -------           ------          -------            ------

                                                             $  '000           $ '000           $ '000            $ '000

      Net income                                                 812            1,995            1,746             8,421

      Other comprehensive income, net of tax:
      Translation adjustments                                    136             (163)          (1,094)              136
                                                             -------          -------          -------           -------
      Comprehensive income (loss)                                948            1,832              652             8,557
                                                             =======          =======          =======           =======



4.    Earnings per share

      The numerator in calculating both basic and diluted earnings per share for each period is reported net income. The denominator is based on the following weighted-average number of common shares:



                                                                Three Months Ended                Nine Months Ended
                                                                   December 31,                      December 31,
                                                               2000             1999             2000            1999
                                                             -------           ------          -------          ------
                                                              (`000)           (`000)           (`000)          (`000)

      Basic                                                   8,834            8,825            8,834            8,818
      Diluted                                                 8,834            8,932            8,834            8,906




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


5.    Segment Information

      The Company organizes its operations into three business segments: (i) manufacturing of diecast and injection-molded plastic products under OEM arrangements, (ii) manufacturing of paper products under OEM arrangements and (iii) marketing and distribution of die-cast products under the proprietary brand name owned by its subsidiary, Corgi Classics Limited. The following table presents certain operating segment information:



                                                   Die-Cast             Paper              Corgi               Total
                                                   Division           Division            Division           Segments
                                                  ------------       ------------       ------------        ------------

                                                      $  '000            $  '000             $  '000            $  '000

      Three Months Ended
      Dec. 31, 2000
            Net revenue                                16,996              7,964              12,009             36,969
            Operating income                              451                830               1,108              2,389

      Three Months Ended
      Dec. 31, 1999
            Net revenue                                20,934              7,418               9,483             37,835
            Operating income                            1,546                415               2,093              4,054

      ------------------------------------------------------------------------------------------------------------------
      Nine Months Ended
      Dec. 31, 2000
            Net revenue                                47,034             28,556              29,985            105,575
            Operating income                            1,533              2,773               1,677              5,983

      Nine Months Ended
      Dec. 31, 1999
            Net revenue                                62,173             30,697              15,283            108,153
            Operating income                            6,432              2,582               3,225             12,239

      ------------------------------------------------------------------------------------------------------------------
      Total identifiable assets*
      Dec. 31, 2000                                    45,342             20,883              29,817             96,042
      Dec. 31, 1999                                    47,971             27,500              23,591             99,062

      ------------------------------------------------------------------------------------------------------------------


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

The Company organizes its operations into three business segments: (i) manufacturing of die-cast and injection-molded plastic products under OEM arrangements (the "Die-Cast Division"), (ii) manufacturing of paper products under OEM arrangements (the "Paper Division") and (iii) marketing and distribution of die-cast products under the proprietary brand name owned by its subsidiary, Corgi Classics Limited (the "Corgi Division").

On July 28, 1999, the Company acquired all of the outstanding shares of Corgi Classics Limited, a corporation registered in England and Wales ("Corgi"). Corgi is a producer of collectible items and figurines. In consideration for shares of Corgi, the Company paid GBP29.0 million to the stockholders, including the repayment of Corgi's existing debt, the redemption of GBP6.6 million of preferred stock from certain former stockholders of Corgi and the issuance of GBP3.0 million in the form of a convertible note (the "Convertible Note") to certain stockholders of Corgi. The Convertible Note carries with it a right exercisable by the Noteholders (as defined in the Convertible Note) to require the Company to purchase the outstanding amount of the Convertible Note in exchange for the issuance to the Noteholders of common stock of the Company on terms set forth in the Convertible Note. This right is exercisable over a three-year period commencing on July 28, 1999, subject to certain conditions. The acquisition was financed by a thirty-month installment bank loan of $30.0 million of which $15.0 million is currently outstanding and convertible note of approximately $4.8 million (equivalent of GBP3.0 million) of which $3.1 million (equivalent of GBP 2.1 million) is currently outstanding.

On November 16, 1999, Corgi purchased certain assets from Lledo PLC ("Lledo"), a leading brand in the United Kingdom collectibles industry, including the right to the brand name of Lledo and certain tooling, for GBP1.95 million in cash.

RESULTS OF OPERATIONS

The table below sets forth certain statement of operations data as a percentage of net sales for the three and nine months ended December 31, 2000 and 1999.



                                                    Three Months Ended                     Nine Months Ended
                                                       December 31,                          December 31,
                                                       ------------                          ------------
                                                  2000               1999               2000               1999
                                                  ----               ----               ----               ----

Net sales                                       100.0%             100.0%             100.0%             100.0%
Gross profit                                     30.7%              34.5%              30.8%              32.1%
Selling, general and administrative              24.2%              23.8%              25.1%              20.8%
     expenses
Operating income                                  6.5%              10.7%               5.7%              11.3%
Other expenses, net                               2.1%               2.2%               2.2%               0.8%
Amortization of goodwill                          1.3%               1.3%               1.4%               1.0%
Income before income taxes                        3.0%               7.2%               2.0%               9.6%
Income tax provision                              0.7%               1.8%               0.2%               1.5%
Minority interests                                0.2%               0.2%               0.2%               0.3%
Net income                                        2.2%               5.3%               1.7%               7.8%




         Net sales. Net sales for the three months ended December 31, 2000 were $37.0 million, a decrease of $866,000, or 2.3%, from the same period in 1999. The Company was affected by a downturn in the die-cast industry; accordingly, total revenue reflected a decrease due to lower die-cast sales. The reduction was partially offset by the increase of the Paper Division's and Corgi Division's revenue. The Corgi Division's revenue grew 26.6% from the three months ended December 31, 1999 and represented 32.5% of net sales in the three months ended December 31, 2000, up from 25.1% of net sales in the same period in 1999.

         Net sales for the nine months ended December 31, 2000 were $105.6 million, a decrease of $2.6 million, or 2.4%, from the same period in 1999. The Company was affected by a downturn in the die-cast industry. Total revenue reflected a decrease due to lower die-cast sales, but the reduction was partially offset by the increase of the Corgi Division's revenue. Net sales included nine months of net sales for the Corgi Division in 2000, as compared to only five months of net sales in 1999 due to the purchase accounting associated with the timing of the acquisition.

         Gross profit. Gross profit was $11.3 million for the three months ended December 31, 2000, a decrease of $1.7 million, or 13.0%, from the same period in 1999. The gross margin was 30.7% for the three months ended December 31, 2000, as compared to 34.5% for the same period in 1999. The decreases in gross profit and gross margin were due to lower sales, lower margins in the Die-Cast Division as a result of a different product mix, competitive price points for the Paper Division, as well as higher depreciation costs relating to the Lledo asset purchase by Corgi.

         Gross profit was $32.5 million for the nine months ended December 31, 2000, a decrease of $2.3 million, or 6.5%, from the same period in 1999. The gross margin was 30.8% for the nine months ended December 31, 2000, as compared to 32.1% for the same period in 1999. The decreases in gross profit and gross margin were due to lower sales, lower margins in the Die-Cast Division as a result of a different product mix, competitive price points for the Paper Division, as well as higher depreciation costs relating to the Lledo asset purchase by Corgi.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $9.0 million for the three months ended December 31, 2000, which was approximately the same as such expenses during the same period in 1999. A saving in the Die-Cast and Paper Divisions was offset by an increase in the Corgi Division's expenses for expansion of the U.S. market.

         Selling, general and administrative expenses were $26.5 million for the nine months ended December 31, 2000, an increase of $4.0 million, or 17.8%, from the same period in 1999. The increase was primarily due to the addition of the selling, general and administrative expenses of the Corgi Division for nine months in 2000, as compared to five months for the same period in 1999 due to the purchase accounting associated with the timing of the acquisition.

         Other (expenses) income, net. Other expenses were $1.3 million for the three months ended December 31, 2000, which was approximately the same as such expenses during the same period in 1999.

         Other expenses were $3.8 million for the nine months ended December 31, 2000, an increase of $1.9 million from the same period in 1999. The increase in other expenses was primarily due to nine months interest expenses and amortization of goodwill associated with the Corgi acquisition, compared to five months interest expenses and amortization of goodwill in 1999.

         Net income. Net income was $812,000 for the three months ended December 31, 2000, a decrease of $1.2 million from the same period in 1999. The decrease in net income was primarily due to lower margins in the Die-Cast Division as a result of a different product mix, increased price competition for the Paper Division, as well as higher depreciation costs relating to the Lledo asset purchase by Corgi.

         Net income was $1.7 million for the nine months ended December 31, 2000, a decrease of $6.7 million from the same period in 1999. The decrease in net income was primarily due to lower margins in the Die-Cast Division as a result of a different product mix, increased price competition for the Paper Division, and nine months interest and goodwill amortization expenses associated with the Corgi acquisition, compared to five months interest expenses and amortization of goodwill in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and bank deposits were $6.2 million at December 31, 2000. Cash used in operating activities was $906,000 for the nine months ended December 31, 2000. Cash used in investing activities was $3.1 million for the nine months ended December 31, 2000. Such cash was used primarily in connection with the acquisition of property, machinery and equipment.

The Company has lines of credit with certain banks, including ABN AMRO Bank, Standard Chartered Bank, KBC Bank NV and The Hongkong and Shanghai Banking Corporation Limited. As of December 31, 2000, the Company had banking facilities with these banks of up to $54.7 million. On July 28, 1999, the Company drew down a $30.0 million term loan from ABN AMRO Bank in connection with the Corgi acquisition. The loan bears interest at 3-month LIBOR plus a margin. The term loan has a tenure of 30 months. The Company expects to repay the term loan and related interest from internally generated funds. As of December 31, 2000, $15.0 million of such loan was repaid.

In January 2001, Corgi entered into two agreements (collectively, the "RBS Loan Agreements") with The Royal Bank of Scotland plc ("RBS") to support the Corgi Division's growth plans in the United States and general working capital requirements. Under the terms of the RBS Loan Agreements, RBS agreed to provide Corgi a term loan ("Term Loan") of $6.0 million (equivalent of GBP4.0 million) as well as a revolving working capital facility ("Revolving Advance Facility") of $4.5 million (equivalent of GBP3.0 million). On January 26, 2001, Corgi drew down the $6.0 million (equivalent of GBP4.0 million) Term Loan from RBS. The Term Loan bears interest at LIBOR plus a margin per annum and has a tenure of 48 months. Corgi expects to repay the Term Loan and related interest from operating cash flow. As of February 1, 2001, Corgi had $4.5 million (equivalent of GBP3.0 million) available credit under the Revolving Advance Facility.

In May 1999, the Company entered into a credit agreement (the "IBI Agreement") with one of its customers, Intervisual Books Inc. ("IBI"), to facilitate IBI's acquisition of a distribution company. The Company believes this acquisition will be beneficial to both IBI and the Company. Under the terms of the IBI Agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI, all of which was outstanding at December 31, 2000. Such credit facility bears interest at a rate of 5% above LIBOR per annum and is secured by certain assets of IBI. The facility matured in May 2000. Pursuant to the IBI Agreement, IBI extended the facility for an additional year and issued the Company warrants to purchase 150,000 shares of common stock of IBI.

IBI has experienced net losses and negative cash flow and expects to incur a loss for fiscal year ending December 31, 2000. Management of the Company is following up closely to monitor the situation and will take necessary action at appropriate time to recover the loan. In addition, management of the Company will determine whether the value of the loan could be impaired, and if appropriate, record necessary provision.

Consistent with industry practice, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances, internally generated cash flow and short-term bank borrowings. On December 31, 2000, the Company's accounts receivable balance was $32.9 million.

SEASONALITY

In the past, the Company's operating results have fluctuated and those results may fluctuate in the future. The Company ceases production for approximately a two-week period during January or February of each year due to the observance of the lunar New Year holiday in Hong Kong and Mainland China, which has caused revenues during the fourth fiscal quarter of each year to be lower than revenues during the other three quarters. The Company may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of receipt of orders from customers and the shipment of products. Sales of books are weighted toward the Christmas season; consequently, book sales in the first half of the Company's fiscal year are generally higher than in the second half of the Company's fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary risk exposures arise from changes in interest rates and foreign currency exchange rates. The Company had $33.4 million in variable interest rate debt outstanding on December 31, 2000. The Company does not currently hedge its interest rate exposure. Based on its current level of variable rate debt, the Company believes that its results from operations and cash flows would not be adversely affected if the applicable interest rate were increased by one percent.

The Company is exposed to risk from changing foreign currency exchange rates. The Company's sales are denominated either in U.S. dollars, GBP or Hong Kong dollars. The majority of the Company's expenses are denominated in Hong Kong dollars, followed by renminbi (the currency of Mainland China), GBP and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, GBP, Hong Kong dollar and the renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the GBP, Hong Kong dollar or renminbi relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. If exchange rates on such currencies were to fluctuate within a 10% range, the Company believes that its results from operations and cash flows would not be adversely affected.

PART II   OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On September 6, 2000, Peter A.J. Gardiner, a director of the Company, was appointed Chairman of the Board of Directors of the Company. Mr. Gardiner works on a full-time basis and leads the strategic, tactical and operational development of the Company, as well as directly handles investor relations. Robert Theleen, the former Chairman, remained on the Board of Directors of the Company as Vice-Chairman.

Items 1, 2, 3 and 4 of Part II are not applicable and have been omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.  The following exhibits are filed with this report:

        Exhibit
        Number       Description
        -------      -----------

        10.1 Employment Agreement, dated as of October 1, 2000, by and between Zindart Limited, a corporation organized under the laws of Bermuda and Peter A.J. Gardiner.


        10.2 Agreement, dated January 24, 2001, by and between The Royal Bank of Scotland plc and Corgi Classics Limited with respect to the Term Loan of GBP4,000,000.

        10.3 Agreement, dated January 24, 2001, by and between The Royal Bank of Scotland plc and Corgi Classics Limited with respect to the Revolving Advance Facility of GBP3,000,000.


(b)     Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ZINDART LIMITED



                                           /s/ FEATHER FOK
                                           -----------------------------
Dated:  February 14, 2001             By:  Feather Fok
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  Exhibit Index


        Exhibit
        Number       Description
        -------      -----------

        10.1 Employment Agreement, dated as of October 1, 2000, between Zindart Limited, a corporation organized under the laws of Bermuda and Peter A.J. Gardiner.

        10.2 Agreement, dated January 24, 2001, by and between The Royal Bank of Scotland plc and Corgi Classics Limited with respect to the Term Loan of GBP4,000,000.

        10.3 Agreement, dated January 24, 2001, by and between The Royal Bank of Scotland plc and Corgi Classics Limited with respect to the Revolving Advance Facility of GBP3,000,000.