Form 10-K405
period 2001-03-31
ZINDART LTD
filed 2001-06-28
CIK 1028637

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

        For the fiscal year ended March 31, 2001 OR

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

Flat C&D, 25/F, Block 1, Tai Ping Industrial Centre                         Not Applicable
57 Ting Kok Road, Tai Po, New Territories, Hong Kong S.A.R., China          (Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: 011-852-2256-6000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reverence in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

The approximate aggregate market value of the American Depositary Shares ("ADSs") held by non-affiliates of the Registrant, based upon the last sale price of the ADSs reported on the Nasdaq National Market on June 27, 2001 was $10,214,278. Shares held by each officer, director and holder of 5% or more of the outstanding ADSs have been excluded in that such person may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of ordinary shares ("Shares") outstanding as of June 14, 2001 was 8,834,125, of which 5,726,381 were represented by ADSs.

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

FORWARD-LOOKING STATEMENTS

This annual report (the "Annual Report") on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events and trends which may affect the Company's future operating results and financial position. These statements are subject to risks and uncertainties. Risks and uncertainties include, in addition to those discussed below under "Item 1-- Risk Factors" and without limitation, changes in market demand for the Company's products, changes in general economic conditions, dependence on certain customers, the results of our planned growth initiatives, competition, changes in governmental regulations, a decline in capital markets, changes in the political, social and economic situations of Hong Kong and the People's Republic of China. In some cases, forward looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. The forward-looking statements are based on information available to the Company on the date of this report. The Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Zindart Limited Proxy Statement relating to the annual general meeting of shareholders to be held on September 6, 2001 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

CURRENCY CONVERSIONS

All references in this Annual Report on Form 10-K to "U.S. dollars," "US$" or "$" alone are to United States dollars; all reference to "GBP" are to pounds sterling of the United Kingdom; all references to "HK dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" are to Renminbi, which is the currency of the People's Republic of China (excluding Hong Kong, the "PRC"). This Annual Report on Form 10-K contains translations of certain HK dollar amounts into U.S. dollar amounts at specified rates. These translations should not be construed as representations that the HK dollar amounts actually represent or represented such U.S. dollar amounts or could be or could have been converted into U.S. dollars at the rates indicated. Unless otherwise stated, the translations of HK dollars into U.S. dollars have been made at the rate of US$1.00 = HK$7.8. The translations of GBP into U.S. dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expenses accounts using an average exchange rate during each reporting period.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

The Company has no registered trademarks in respect of its manufacturing businesses. The Company received a U.S. utility patent on a novelty book product. Under the terms of certain acquisition agreements, the Company acquired certain trademarks and other intellectual property rights associated with the Corgi Classics Limited and the Lledo businesses. Key trademarks are registered in the substantive territories in which the Company operates or distributes its products. The Company's key employees have entered into confidentiality agreements with the Company.

PART I

ITEM 1 - BUSINESS

Zindart Limited was organized under the laws of Hong Kong in 1977. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" refers to Zindart Limited and its subsidiaries (including Hua Yang and Corgi) and the term "Zindart" refers to Zindart Limited and its subsidiaries (excluding Hua Yang and Corgi). The term "Hua Yang" refers to Hua Yang Holdings Co., Ltd., its main operating subsidiary, Hua Yang Printing Holdings Co., Limited, and its other subsidiaries. The term "Corgi" refers to Corgi Classics (Holdings) Ltd., its main operating subsidiaries, Corgi Classics Ltd., Corgi Classics, Inc. and its other subsidiary Zindart Limited, a Bermuda corporation. The Company's executive offices are located at Flat C&D, 25/F, Block 1, Tai Ping Industrial Centre, 57 Ting Kok Road, Tai Po, New Territories, Hong Kong, and its telephone number is 011-852-2256-6000.

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

The Company serves a growing number of customers that are brand-name marketers of die-cast and injection-molded giftware and collectibles, as well as packagers and publishers of books in the United States and Europe. Customers for die-cast and injection-molded products include Hallmark Cards, Inc. ("Hallmark"), Mattel(R) Toys ("Mattel(R)"), Sieper Werke GmbH, Alcone Marketing Group Inc., Simon Marketing (HK) Ltd.., Promotional Partners Group Ltd., Freeplay Group and Spin Master Toys Far East Ltd. Customers for books, paper and packaging products include Mattel(R), Intervisual Books, Inc., Jetta Co. Ltd., Penguin Putnam Inc. and Macmillan Children's Books. Corgi serves its market through a number of distribution channels including wholesale, retail, direct response and the Internet.

DEVELOPMENT OF THE COMPANY

Zindart was founded in 1977 by Mr. George Sun. In 1982, Zindart moved its production to its first facility in the PRC. Additional production capacity was added in 1987 with the opening of Zindart's second PRC facility. In 1993, ChinaVest IV Funds Group, a fund controlled by ChinaVest Limited ("ChinaVest"), acquired a majority ownership position in Zindart. By late 1994, in response to growth in sales, Zindart built a large modern facility for its die-cast and injection molded products in Dongguan, Guangdong Province (the "Dongguan Facility") in order to expand and consolidate its manufacturing operations. By the end of 1998, the Dongguan Facility provided over 1,424,000 square feet for production and production support including dormitory spaces capable of accommodating up to 12,200 employees.

In February 1998, Zindart acquired 100% of the outstanding capital stock of Hua Yang Holdings Company Limited ("HYHCL"). In such acquisition, the shareholders of HYHCL exchanged all of the outstanding ordinary shares and preferred shares of HYHCL for $35.0 million in cash and up to 1,000,000 Shares. Hua Yang is a leading printer and manufacturer of hand-made books, specialty packaging and other paper products and is located in the PRC. The acquisition provides Zindart with its own packaging operation, which is an integral part of providing its customers with a fully integrated turnkey manufacturing service.

The acquisition of Hua Yang (the "Hua Yang Acquisition") broadened Zindart's product lines and customer base, and promoted its goal of becoming a leading producer of high-quality hand-assembled consumer products in the PRC. Hua Yang's business was founded in Hong Kong in the 1950's as a small business printer.

In July 1999, the Company acquired Corgi Classics Ltd. ("Corgi UK"), a leading collectibles company based in the United Kingdom (the "Corgi Acquisition"). Corgi UK produces classic collectible scale model cars, trucks, buses and planes and distributes its collectibles in Europe, North America and Asia. The Company expects the Corgi Acquisition to establish synergies between Corgi UK's branded collectibles, marketing capabilities and product innovations in the collectibles industry with Zindart's manufacturing capabilities. The Corgi Acquisition is also expected to allow the Company to strengthen its marketing infrastructure, to advance its goals to continue worldwide growth and expansion and to access brand-building opportunities. In November 1999, Corgi UK acquired in an asset purchase the rights to the name Lledo, a leading brand in the U.K. premium collectibles industry, and certain tooling for collectibles manufactured by Lledo for an aggregate of GBP1.95 million in cash (the "Lledo Acquisition"). The Lledo Acquisition is expected to further strengthen Corgi's position in the collectibles market. With the aim of expanding its branded presence in the global collectibles market through the Corgi Acquisition, the Company incorporated Corgi Classics, Inc., a Delaware corporation ("Corgi US") in 1999 and is committing resources to develop a U.S. distribution network. In fall 2000, Corgi successfully developed a relationship with FAO Schwarz and installed its first dedicated display cabinet in the FAO Schwarz Chicago flagship store. The success of the Chicago fixture has led to the signing of a cooperative merchandising agreement providing for an allotment of dedicated space in three more FAO Schwarz stores, New York, San Francisco and Las Vegas. This type of retail development will enable Corgi to more quickly establish a market share in the United States.

Located in Leicester, United Kingdom, Hong Kong and more recently in Chicago, Illinois, Corgi employs a total of 76 people engaged in sales, marketing, product engineering and administration of its collectible business. In the United Kingdom there are over 2,000 retail outlets that stock Corgi products, and of these there are 300 Gold Star specialist Corgi collector retailers and 30 premium standard Collector Centres, each of which carries the full line of Corgi's cars, trucks, buses, and airplane die-cast scale models. Corgi also operates a Corgi Classics Roadshow vehicle which can be seen at over 50 events per year and is visited by an estimated 1.5 million people every year.

THE COMPANY'S SOLUTION

The Company's customers seek suppliers that can manufacture high-quality products in desired volume (i.e., both in large quantities and limited runs) in a timely and cost-effective manner. In addition, the Company's customers seek to eliminate the cost, time and complexity of identifying and managing multiple vendors required to develop and produce a product. For example, marketers of die-cast and injection-molded products often must hire different companies to engage in product engineering, model and mold making, and manufacturing and packaging of the finished product. Book customers often must turn to trading houses, brokers or service intermediaries for product development, engineering and component sourcing. The need to coordinate several different companies in the manufacturing process can cause production delays, inefficiencies in the management of multiple contractors and quality and reliability problems.

The Company's full service, value-added approach to manufacturing addresses these customer needs as follows:

High-Quality Production

The Company uses modern computer-aided design and manufacturing equipment to produce high-quality products. The Company also employs a highly-trained workforce, including skilled, technically-trained craftsmen and other capable but relatively inexpensive laborers for its manufacturing and assembly operations under the guidance of experienced management. The Company ensures quality through rigorous quality control procedures at each step of the production process. The Company has an employee training program geared specifically toward inspection and quality control.

Manufacturing Capacity

The Company currently employs approximately 10,200 production workers and has an aggregate of 1,962,000 square feet of manufacturing space with the capacity for up to 15,800 workers in its two manufacturing facilities. The Company believes that its available production capacity provides added flexibility to shorten production cycles, which in turn will enable the Company to offer, among other things, a just-in-time manufacturing service.

Turnkey Manufacturing Service

The Company's turnkey manufacturing service fulfills a customer's requirements at every stage in the production process, including component sourcing, computer-aided product engineering and design, model and mold making and manufacturing, assembling and packaging of the finished product. This coordinated, one-stop production process provides the Company's customers with
(1) shortened lead times from design to production, (2) a single participant in the manufacturing process instead of the multiple participants previously required and (3) increased efficiency, designed to result in lower per-unit costs.

Commitment to Efficiency

The Company continually strives to increase efficiency and reduce costs for the benefit of the Company and its customers. To date, the Company has been able to achieve efficiencies by locating its production facilities in the PRC, vertically integrating its production processes and working in close cooperation with its customers. The Company has achieved efficiencies as a result of the consolidation of Zindart's operations in its Dongguan Facility and is pursuing additional efficiencies by restructuring its Shenzhen facilities.

THE COMPANY'S STRATEGY

The Company's goal is to become the leading manufacturer of high-quality die-cast and injection molded collectibles, hand-made books, specialty packaging and other paper products for the premier designers and marketers of such items. In addition, the Company intends to build shareholder value by implementing a branding strategy. In February 2001, the Company announced a new growth strategy which calls for strengthening its relationships with its multi-national customers and retail partners, increasing and diversifying its customer base and expanding its self-branded presence in the global markets with an emphasis on the U.S. markets. To achieve these goals, the Company expects to focus on the following:

Brand Development

The Company seeks to develop the Corgi brand in the United States. The Company established a direct sales force for its Corgi line of die-cast replica items in the United States. Combining Corgi's marketing strength and brand credentials with Zindart's manufacturing capabilities, the Company expects to strengthen its marketing infrastructure and to advance its goal to continue worldwide growth and expansion in the collectible markets.

Develop Additional Major Customers

Currently, the Company has a core group of large customers, but it also manufactures products for many other smaller customers. The Company expects that it may be able to develop several of these smaller customers into major customers as they become familiar with the benefits of the Company's turnkey manufacturing service. The Company offers major customers a dedicated production team and dedicated production space which can provide such customers with attractive advantages. For example, the Company can customize its production facility to meet the specific needs of such customers, and the customer is able to exercise greater control over the production process, thereby enhancing quality control and cost efficiency, increasing confidentiality and expediting scheduling and delivery timetables. The Company believes that its ability to offer such dedicated production services has led to enhanced relationships with its core customer base. During fiscal year ended March 31, 2000, the Company successfully started business relationships with new customers in the United States, Europe and Asia, including being selected as a non-exclusive approved factory for the manufacture of Alcone Marketing Group's Pokemon gold trading cards. In fiscal year ended March 31, 2001, the Company further developed business relationships with Simon Marketing (HK) Ltd., Promotional Partners Group Ltd. and Spin Master Toys Far East Ltd..

Diversify Product Offerings

The Company has established itself as a leading manufacturer of die-cast collectibles, collectible holiday ornaments, toys, hand-made books, specialty packaging and other paper products. The Company intends to diversify its product offerings to include the manufacture of other consumer products that utilize the Company's current competitive advantages and production expertise. In fiscal year ended March 31, 2000, the Company expanded its offerings to include die-cast trading cards for Alcone Marketing Group and flashlights and radios for Freeplay Group. While the Company maintains its strength in manufacturing collectibles, it seeks to expand its manufacturing of premium and electronic products. For example, in fiscal year ended March 31, 2001, the Company began producing play sets for Simon Marketing (HK) Ltd., radios for Promotional Partnership Group Ltd. and die-cast bikes for Spin Master Toys Far East Ltd.. During the same year, the Company also produced the new board game titled "Survivor Game" for Mattel(R).

Deploy Advanced Management Information Systems

The Company seeks to enhance its manufacturing and business processes through the deployment of advanced management information systems that enable the real-time monitoring and management of its operating and financial performance and resources. The Company has developed custom manufacturing software and deployed a comprehensive enterprise software solution. The implementation of the software has improved the efficiency of the production lines to which they have been applied and the Company intends to use the software on other production lines.

MARKETS, PRODUCTS AND CUSTOMERS

Die-cast Collectibles

The Company manufactures a wide range of metal die-cast collectible scale model replicas of trucks, planes and automobiles, such as the Ford Taurus, Chevrolet Monte Carlo, Ferrari, Audi TT, Corvette, Mustang and Formula One cars. These replicas, which come in various scales from 1/18th to 1/64th of the size of the original product, are medium and high-feature products that must meet exacting standards. Many of the die-cast replicas have complex designs which require high-quality workmanship and decorative details, with pad printing with up to one hundred imprints. The most complex of these models incorporate up to 200 moveable parts. The die-cast scale model replicas manufactured by the Company are sold through hobby shops, collectors' clubs, car and equipment dealers, toy and gift stores and other channels. These products typically retail in the United States for between $150 and $180 for the high-feature products, between $25 and $60 for the medium-feature products and between $5 and $10 for the small-scale products. Many of these products have nostalgic appeal to adult consumers. In addition, some of these products, especially the automobile replicas, have attracted a following of collectors and are traded on secondary markets. The Company believes, based on many years of sales experience, that many die-cast collectibles have enduring consumer appeal.

The Company's primary customers for die-cast collectibles are Mattel(R) and Hallmark. Sales to Mattel(R), a leading U.S. designer and marketer of die-cast collectible replicas and general toys, represented 18.2% of the Company's total revenue for the fiscal year ended March 31, 2001 compared to 21.1% of the Company's total revenues for the fiscal year ended March 31, 2000. Sales to Hallmark represented 9.7% of the Company's total revenues for the fiscal year ended March 31, 2001 compared to 8.5% of the Company's total revenues for the fiscal year ended March 31, 2000. Apart from the above two primary customers, sales to other major customers including Alcone Marketing Group, Simon Marketing
(HK) Ltd., Promotional Partners Group Ltd., Spin Master Toys Far East Ltd. and Freeplay Group represented approximately 11.2% of the Company's total revenue for the fiscal year ended March 31, 2001.

The Company's customers for die-cast collectibles include other well-known designers and marketers of such products, including Sieper Werke GmbH of Germany, which has been a customer of the Company since 1989. Sieper Werke GmbH is one of the largest designers and marketers of die-cast replicas in Germany, marketed under the brand name "Siku."

Collectible Holiday Ornaments

Hallmark, regarded as a leading producer of greeting cards, also distributes collectible holiday ornaments and giftware products. Hallmark relies on the Company to manufacture many of its Keepsake Ornaments, which consist of a variety of Christmas ornaments, holiday-themed pieces and other giftware both in die-cast zinc alloy and plastic. Hallmark's Keepsake Ornaments product line also includes free-standing decorations such as die-cast replicas of pedal cars. The production of Keepsake Ornaments requires highly-developed hand spray painting skills and attention to quality by each member of the Company's workforce in order to meet Hallmark's exacting aesthetic and quality requirements.

The Keepsake Ornaments manufactured by the Company are collectibles sold through authorized retail outlets. These products typically retail in the United States for between $7 and $25. Many purchasers of Keepsake Ornaments consider these products to be valuable, collectible items. In addition to traditional holiday themes, many Keepsake Ornaments depict characters from storybooks and films such as the Wizard of Oz, Star Trek, Star Wars, Madam Alexandra, Peanuts and various well-known Disney characters. For the fiscal year ended March 31, 2001, sales to Hallmark represented approximately 9.7% of the Company's total revenues.

Books

The Company manufactures "pop-up" books, novelty books and board books. Pop-up books are books containing specially die-cut, folded and glued paper pieces that, when the book is opened, "pop" out of the book in three dimensions. These products typically retail in the United States for between $3 and $50. Most of the Company's "pop-up" books are targeted at children, but there is a small segment that targets the adult and young adult markets. Novelty books, sometimes also referred to as "book-plus," incorporate an extra or unusual element. These elements often make the book interactive or provide play value. For example, novelty books may include an electronic device, a noise maker, plastic, vinyl, textured or scented materials, or a plush toy. Board books usually are die-cut or punched into an unusual shape, thus requiring hand-assembly. These books are made of heavyweight, stiff paperboard, are durable in nature and usually target the children's market. Often board books come in a set of three or more titles and are grouped together in a hand-assembled slip case, sleeve or custom made box. These books are sold through toy and book stores, authorized dealers and other channels.

Specialty Packaging

Specialty packaging includes paper board and E-flute (corrugated) boxes and, to a lesser extent, blister cards and inserts. Box packaging often requires advanced printing techniques, including five- and six- color printing, foil hot stamping, spot or total coating, varnishing, embossing and lamination. After printing, boxes are die-cut to shape with a drop-out window often included. PVC sheets, which also are cut to shape and often incorporate some silk screen printing, are glued in place by hand in the drop-out windows. Blister cards are simple backing boards used in a plastic blister pack while insert cards are printed pieces of board used as backing or filler inside a larger packaging box. Specialty packaging is produced for certain manufacturers and other marketers to protect products during shipment and to exhibit products for sale in retail stores.

Other Paper Products

Other paper products manufactured by the Company include puzzles, board games, photo albums, stationery sets and activity packs, all of which require hand assembly. These products are targeted at children, young adult and adult markets. These products are sold through hobby shops, authorized dealers, book and gift stores, as well as through other channels.

Corgi Products

Corgi is one of the oldest and fastest growing U.K. based marketers of collectible die-cast models of trucks, buses, cars and airplanes. Corgi serves its customers through a number of distribution channels, including wholesale, retail, direct marketing and the Internet.

Corgi offers a broad portfolio of products ranging from special interest items to more popular, often license-based, items. The majority of Corgi's product lines are highly detailed, authentic scale replicas of transport vehicles, produced in strictly limited numbers and appealing to a wide range of die-cast collectors. Increasingly, Corgi is broadening its product lines to include more mixed scale, lower-priced, unlimited die-cast lines which are sold in wider distribution channels. Corgi's product portfolio is broadly divided into the following categories: (1) collectible steam vehicles, trucks and other road transport; (2) collectible public transport; (3) collectible aircraft; (4) traditional die-cast toys and (5) collectible metal figurines. Corgi holds a number of major licenses for the production of James Bond, Mr. Bean and Texaco items. More recently, Corgi has established a number of products designed to be more appealing to the U.S. consumer, including U.S. fire truck and military based lines, which are developed and supplied by Corgi US. Corgi also owns the Lledo brand and a number of sub-brands including The Aviation Archive, The Original Omnibus Company, Icon Collectibles and Unsung Heroes.

Corgi's products are sold in 30 countries throughout the world. In addition to the United Kingdom and North America, important markets include France, Germany, Hong Kong, Japan and Australia.

RESEARCH AND DEVELOPMENT

Corgi is continually involved in the development of new products, new markets and new manufacturing processes. The total research and development costs incurred by the Company in fiscal years ended March

31, 2000 and 2001 were $1.2 million and $1.9 million, respectively.

MANUFACTURING

The Company offers a fully-integrated turnkey manufacturing service. With this service, the Company integrates component sourcing, computer-aided product engineering, model-making and mold-making, as well as the manufacturing, assembling and packing of finished product. This enables the Company to meet all of a customer's design engineering and manufacturing needs and eliminates the need for intermediaries. By coordinating product development and process design with production and packaging, the Company is able to shorten the lead time from conceptual design to product delivery and to lower product cost while maintaining high quality and reliability.

The Company's die-cast and injection-molded production facilities are located in Dongguan, in the PRC. The Dongguan Facility includes (1) a product engineering area, (2) model-making and mold-making areas, (3) die-casting and injection-molding areas, (4) hand-spray and electrostatic painting and pad printing areas, (5) assembly and packing areas, (6) a heat transfer decal application workshop, (7) a warehouse and (8) dormitory, dining and recreational facilities. The Company's product engineering staff makes extensive use of sophisticated, computer-aided design systems for the development of prototype-scale models. The die-casting, injection-molding and electrostatic painting areas operate on a two-shift basis. The hand-spray, pad printing and assembly and packing areas run on a single-shift basis. Most employees are engaged in the assembly of the Company's products, and as a result, assembly and packaging account for most of the total production area. The Company's hand-made book, specialty packaging and paper production facilities are located between Dongguan and Hong Kong in Shenzhen (the "Shenzhen Facility") in the PRC. The Shenzhen Facility includes (1) a pre-press area, press rooms and print finishing area, (2) die-cut, trimming, guillotining and punching areas, (3) packaging and book hand assembly areas, (4) a warehouse and (5) dormitory and dining facilities. The press rooms operate on a two-shift basis with seven advanced German presses delivering up to six-color printing capability. The die-cut department also runs on a two-shift basis during the peak season. Hand assembly for both packaging and books generally works one shift, adding an additional shift during the peak season. Packaging and books account for most of the total work force and production areas.

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

Corgi's suppliers are based primarily in the PRC. Corgi obtains a substantial share of its supplies from the Company's die-cast manufacturing facility.

Paper, ink and glue are the principal raw materials used by the Company in the manufacture of books, specialty packaging and other paper products. The Company uses many types of coated paper and board in a variety of grades, depending on customers' quality and price requirements. The Company purchases a majority of its paper from U.S., Asian and European suppliers, but generally places orders through trading companies or agents in Hong Kong. Additionally, the Company acquires a small amount of paper from local sources in Hong Kong and PRC. Ink and glue are ordered locally in Hong Kong.

The plants and equipment owned and operated or leased by the Company are subject to comprehensive PRC laws and regulations that involve substantial risks.

COMPETITION

The Company faces significant competition in each of its product segments. In die-cast collectibles and collectible holiday ornaments, the Company competes with several companies located primarily in the PRC. In toys, the Company competes with numerous companies located all over the world. In "pop-up" books, the Company competes with several companies located in Southeast Asia and South America. In novelty and board books as well as packaging, the Company competes with several companies located in Hong Kong. The Company believes that there are several factors that provide the basis of competition in the manufacturing of its products, which include: price, quality, technical capabilities, production capabilities and on-time delivery. The ability to meet increasing demands of just-in-time ordering by customers is becoming one of the essential factors for maintaining competitive advantage in the die-cast market. The Company believes that it can maintain this competitive advantage through the effective use of its expanded facilities. The Company also expects increased competition from other industry participants that may seek to enter one or more of the Company's high margin product segments. Many of the existing and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company.

The Company does not believe that there are any significant barriers to entry into the manufacture of its products, although the Company believes that it currently holds certain competitive advantages such as its turnkey manufacturing service, commitment to quality and strong management team. Although the Company has received a U.S. utility patent on one of its novelty book products, the Company does not characterize its business as proprietary and does not own any copyrights or possess any material trade secrets. Accordingly, additional participants may enter the market at any time. In addition, certain of the Company's customers, including Mattel(R), manufacture a substantial portion of their products internally. Any determination by a principal customer to manufacture new products internally or to move manufacturing from the Company to another third party would have a material adverse effect on the Company's results of operations.

SUBSIDIARIES

The Company holds the controlling interests in two mold-making and one model-making subsidiaries, Onchart Industrial Limited, Luen Tat Mould Manufacturing Limited ("Luen Tat Mould") and Luen Tat Model Design Company Limited, each of which is a British Virgin Islands corporation. Presently, Luen Tat Mould conducts its mold-making operations in one of the Company's factories, and provides the Company with the largest in-house mold and model-making capacity in southern China.

Dongguan Xinda Giftware Company Limited ("Dongguan Xinda") is a Sino-foreign contractual joint venture between the Company and Dongguan Hengli Trading General Company, an entity that is controlled by PRC governmental bodies. This contractual joint venture was established in the PRC to own and operate the Dongguan Facility. This joint venture has a term of 15 years, expiring in November 2009. Under the joint venture agreement and the supplemental agreement thereto, the Company is entitled to 100% of the joint venture's profit, after paying its joint venture partner a pre-determined annual fee. At the end of the joint venture term, the Company will continue to own the buildings and other assets of the joint venture, but the land currently used to conduct the business of Dongguan Xinda will revert to the PRC party.

HYHCL is a wholly-owned subsidiary of the Company and has three subsidiaries. Hua Yang Printing Holdings Co., Limited ("HY Printing Holdings Co."), based in Hong Kong, is wholly-owned by HYHCL and employs the sales, accounting and management staff for the book and packaging businesses. HY Printing Holdings Co. also holds the Hua Yang equity interests in Shenzhen Huaxuan Printing Product Co., Ltd. ("Shenzhen Huaxuan"), a Chinese joint venture and Guangzhou Jin Yi Advertising Company Limited

("Guangzhou Advertising"), a company organized under the laws of PRC. Shenzhen Huaxuan is a contractual joint venture between HY Printing Holdings Co. and Goshu Economic Development Company, a PRC government entity that was established to operate the Shenzhen Facility. The Shenzhen Huaxuan joint venture has a term of 15 years and expires in October 2010. Under the joint venture agreement, the Company is entitled to 100% of the joint venture's profits, after paying its joint venture partner a pre-determined annual fee and, at the end of the joint venture term, the Company will continue to own the other assets of the joint venture, but the land and building currently used to conduct the business of Shenzhen Huaxuan will revert to the PRC party. Guangzhou Advertising is an inactive company 90% owned by HY Printing Holdings Co..

Corgi Classics (Holdings) Ltd. is a wholly-owned subsidiary of the Company and has a wholly-owned subsidiary, Corgi UK. Corgi UK has two wholly-owned subsidiaries: Corgi US and Zindart Limited, a company organized under the laws of Bermuda.

BACKLOG AND SEASONALITY

The Company's die-cast and injection-molded product customers generally contact the Company six to eight months in advance of product delivery in order to provide the Company's engineers adequate time to design and fashion the molds for the products. Thereafter, these customers place production orders one to three months in advance of target delivery dates. These purchase orders may be canceled by the customer upon reimbursement of actual costs incurred and payment of a portion of lost profits, as determined on a case-by-case basis. However, premium products have a shortened production lead time which normally will require delivery within one or two months from the date the order is accepted.

The buying and ordering cycles for packaging and books differ. With regard to packaging, in November or December, the Company reviews with its two core customers such customers' anticipated packaging needs for the upcoming year. By the beginning of the calendar year, both of the core customers will provide the Company with dollar and unit allocations for the year. These allocations will be based on the Company's past performance, capacity and technical capability vis-a-vis the designs requested by the customer. Every week thereafter, the Company will receive purchase orders covering the next four to six weeks. Firm orders and packaging planning rarely extend beyond six weeks.

The buying cycle for books varies and is much longer than the buying cycle for packaging, with a majority of activity grouped around the Frankfurt Book Fair held in Germany every October and the Children's Book Fair held in Bologna, Italy every April. The fairs are a time for customers of the Company's book and packaging division to present their new book concepts and ideas to potential buyers and confirmed sales are usually realized three to six weeks after each fair. Once these customers have confirmed sales, they turn to printers, such as the Company, to reserve production capacity. Orders for reprints of old titles, however, can be booked anytime during the year, but generally fall outside of the peak summer production months.

As is customary in the PRC, each year the Company closes its facilities for two weeks during the months of January or February in celebration of the Chinese New Year holiday. As a result, the Company's production and revenues during the fourth fiscal quarter have been lower than in other fiscal quarters and this trend is expected to continue in the future. Except as attributable to the observance of the Chinese New Year, the Company has not experienced seasonality in its die-cast and injection-molded products business operations, although they could show quarterly fluctuations based on the timing of orders placed by its customers. The Company's book sales are weighted toward the Christmas season. As a result, sales of books in the first half of each fiscal year are generally greater than in the second half.

In light of the increasing demands of just-in-time manufacturing and the competitive environment in the books and packaging sector, the Company expects to face pressure on its sales and revenue. As of March 31,

2001, the Company had orders of approximately $34.3 million, compared to $32.1 million as of March 31, 2000, an increase of 6.9% from the previous year.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

The Company has no registered trademarks in respect of its manufacturing businesses. The Company received a U.S. utility patent on a novelty book product. Under the terms of the Corgi Acquisition and the Lledo Acquisition, the Company acquired certain trademarks and other intellectual property rights associated with the Corgi and Lledo businesses. Key trademarks are registered in the substantive territories in which the Company operates or distributes its products. The Company's key employees have entered into confidentiality agreements with the Company.

EMPLOYEES

As of March 31, 2001, the Company employed approximately 12,500 persons, of whom approximately 10,200 were production workers, 1,500 were administrative staff and 800 were engineering and technical personnel. As is customary for employers in the PRC, each of the Company's production facilities includes housing facilities for workers. The Company is committed to providing good working and living conditions for its employees in the PRC. To that end, the Company has adopted a code of conduct relating to human rights, including a prohibition on use of child labor. In addition, the Company has adopted guidelines which address worker safety, wages, hours and statutory holidays.

The Company provides training to its managers and executives in its Hong Kong headquarters through courses conducted by industry professionals engaged by the Company as well as senior management. The courses cover management skills, total quality management, ISO 9002 requirements and the technical aspects of the Company's operations. In addition, the Company sponsors the attendance of night classes for a number of technical staff, and in-house seminars for workers are held semi-annually by the quality control staff or the factory managers on quality requirements.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATION

Segment Information as to foreign operations is included in Note 22 to the consolidated financial statements of this Annual Report on Form 10-K.

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

Risks Relating to the Company

Dependence on Major Customers. Sales to two core customers -- Hallmark, and Mattel(R) -- accounted for over 27.9% of the Company's total sales in fiscal year ended March 31, 2001. Zindart began a business relationship with Mattel(R) in February 1997. As a result of the relatively new business relationship, the Company may be more susceptible to a loss of business from Mattel(R) than it would be from its other customers with which the Company has longer-term relationships. For example, in fiscal year ended March 31, 1999, Mattel(R) switched to internal production of its small scale (1/64) cars, which had previously been produced by Zindart. The Company's dependence on its core customers is expected to continue in the foreseeable future. Although management believes that any one of its customers could be replaced eventually, the loss of any one of its major customers, particularly Mattel(R) or Hallmark would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's sales transactions with all of its customers are based on purchase orders received by the Company from time to time that are subject to cancellation.

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

Competition. The Company faces significant competition in each of its product segments. In die-cast collectibles and collectible holiday ornaments, the Company competes with several companies located primarily in Hong Kong and the PRC. With respect to toys, the Company competes with numerous companies located all over the world. In "pop-up" books, the Company competes with several companies located in Southeast Asia and South America. In novelty and board books as well as packaging, the Company competes with several companies located in Hong Kong and other parts of the PRC. The Company believes that the basis of competition in the manufacturing of all of its products is price, quality, technical capabilities and the ability to produce in required volumes and to meet delivery schedules in a timely manner. The Company expects increased competition from other industry participants that may seek to enter one or more of the Company's high margin product segments. Many of the existing and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company.

The Company does not believe that there are any significant barriers to entry into the manufacture of its products, although the Company believes that it currently holds certain competitive advantages such as its turnkey manufacturing service, commitment to quality and strong management team. While the Company holds one U.S. utility patent, it does not characterize its business as proprietary and does not own copyrights or possess any material trade secrets. Accordingly, additional participants may enter the market at any time. No assurance can be given as to the ability of the Company to compete successfully with its current or future competitors, and the inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain of the Company's customers, including Mattel(R), manufacture a substantial portion of their products internally. Any determination by a principal customer to manufacture its products internally or to move manufacturing from the Company to another third party would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Concentration of Credit Risk; Collection of Accounts Receivable. Concentration of credit risk is primarily limited to trade accounts receivable and is subject to the financial conditions of certain major customers. The Company performs an ongoing credit evaluation of each customer's financial condition. As of March 31, 2001, the Company's five largest accounts receivable accounted for approximately 31% of the Company's gross accounts receivable. The Company maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections. However, no assurances can be given as to the ability of the Company to recover the gross accounts receivable, and the inability to do so could have a material adverse effect on the Company's financial condition.

Ability to Recover Loan from Certain Borrower. In March 2000, the Company entered into a credit facility agreement with Intervisual Book, Inc. ("IBI") for a line of credit up to $2.3 million. The credit facility was collateralized by certain assets of IBI and bore interest at LIBOR plus 5%. On May 13, 2000, IBI exercised the option under the terms of the credit facility agreement to extend the maturity date of the credit facility for an additional year to May 13, 2001. IBI has experienced net losses and negative cash flow and incurred a loss for IBI's fiscal year ended December 31, 2000. At March 31, 2001, $2.3 million remained outstanding under the credit facility. In April 2001, the Company entered into an amendment to the credit facility agreement which extended the maturity date of the credit facility to June 30, 2002. Pursuant to this amendment, IBI repaid $250,000 to the Company in April 2001. The amendment also requires IBI to pay the Company $250,000 in March 2002. The net loss of IBI for the first quarter of 2001 declined as compared with the same period a year ago and it showed that IBI is making progress in its plan to return to profitability. Management of the Company is still monitoring the situation and expects to take necessary action as appropriate at the time to recover the loan. Management of the Company will determine whether the value of the loan could be impaired, and if appropriate, record necessary provision. No assurances can be given as to the ability of the Company to recover the amount due to the Company on the credit facility, and the inability to do so could have a material adverse effect on Company's financial condition.

Production Facilities; Capacity Limitations. The existing facilities of Hua Yang (the Company's book and packaging division) are relatively old and will likely need to be upgraded and expanded in coming years in order to handle projected business. The Company intends to either secure additional space in close proximity to these existing facilities or move its book and packaging operations to a new location closer to the Dongguan Facility. In either case, the Company will be required to incur substantial costs in connection with upgrading or moving its book and packaging division manufacturing facilities. The Company leases its current facilities for its book and packaging division. The Company does not have an ownership interest in the facilities or such facilities' leasehold improvements, and upon termination of its lease such improvements would revert to the owner of the facilities. The Company is in the process of renewing the lease which expired on March 31, 2001. No assurance can be given as to the ability of the Company to renew its existing facilities on acceptable terms and at an acceptable cost, and the inability of the Company to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

If a natural disaster, such as a typhoon, fire or flood, were to destroy or significantly damage any of the Company's facilities or if any such facility were to otherwise become unavailable or inoperable, the Company would need to obtain alternative facilities to conduct its operations. This would result in significantly increased operating costs and significant delays in the fulfillment of customer orders. No assurance can be given that alternative facilities could be obtained at an affordable price or at all. Such increased costs or delays, or inability to obtain alternative facilities, would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on PRC Parties. The Dongguan Facility, which is the facility where the Company conducts its manufacturing operations, is owned by a Sino-foreign contractual joint venture in which the Company has a majority interest. The other party to this contractual joint venture is an entity that is controlled by PRC governmental bodies. In connection with the Dongguan Facility, the Company also entered into a subcontract processing agreement with a local industrial development authority, which provides the Company with a labor pool for certain production needs. Hua Yang operates its facility through a similar contractual joint venture. The joint ventures for Zindart's and Hua Yang's facilities differ in that the land use rights related to the Dongguan Facility, which are for a term of 50 years, are in the name of Zindart, while the land use rights and leasehold improvements related to Hua Yang's facility are owned by Hua Yang's PRC joint venture partners.

The efficient and cost-effective operation of these facilities depends upon the cooperation and support of the development authorities and the joint venture partners (collectively, the "PRC Parties"). Should a dispute develop between the Company and any of the PRC Parties, there can be no assurance that the Company would be able to enforce its understanding of its agreements or interests with any of such PRC Parties, which could result in a significant loss of, or depreciation in the value of, the Company's property and facilities. In any event, ownership interests of land and improvements are considerably more attenuated in the PRC. The Company's investment in property, facilities and improvements, particularly at the Dongguan Facility, are significant and could not be replaced without a considerable new investment, if at all. The lack of cooperation by any of the PRC Parties could subject the Company to additional risks and costs, including the interruption or cessation of its present operations in the PRC, all of which would have a material adverse effect on the Company's business, financial condition and results of operations. In this regard, the Company's book and packaging division occupies its manufacturing facilities pursuant to a joint venture agreement with a third party located in the PRC. Pursuant to that agreement, the PRC party is obligated to contribute the land upon which the facilities are built to the joint venture. Instead, the PRC party has leased the land to the joint venture. In deciding to lease the land rather than contributing the land as an ownership asset to the joint venture, the PRC party breached the terms of the joint venture agreement. The Company is currently seeking to rectify the situation. No assurance can be given as to the ability of the Company to cause the PRC party to cure the breach. The Company is unable to assess the effect on the Company's business, financial condition and results of operations, if any, if the Company were unable to rectify the situation.

Dependence on Raw Materials. The Company uses zinc alloy, various plastic resins and paper in its manufacturing operations. The Company's financial performance is dependent, to a substantial extent, on the cost of such raw materials. The supply and demand for paper, zinc alloy and for both plastic resins and the petrochemical intermediates from which plastic resins are produced are subject to cyclical and other market and political factors and may fluctuate significantly. As a result, the cost of raw materials to the Company is subject to substantial increases and decreases over which the Company has no control except by seeking to time its purchases in order to take advantage of favorable market conditions. In the past, the Company has experienced significant increases in the price of certain raw materials, which resulted in an increase in the Company's production costs that the Company was not able to pass on fully to its customers. To the extent that future increases in the cost of raw materials cannot be passed on to customers, such increases could have a material adverse effect on the Company's business, financial condition and results of operations. The Company purchases its raw materials from a limited number of suppliers. The Company has no formal written agreements with any of its suppliers, but the Company is not dependent upon any single supplier for key materials. The Company has not experienced any difficulty in obtaining needed materials and thus believes that the lack of written agreements with its suppliers does not present a risk to its business; however, no assurance can be given that the Company will be able to obtain sufficient quantities of such raw materials to meet its needs. The Company believes that it could continue to obtain needed raw materials in the event that it experiences significant rapid growth, in light of the current availability of such raw materials on the world markets. Any lack of sufficient raw materials for its needs would have a material adverse effect on the Company's business, financial condition and results of operations. However, to the extent the Company is unable to obtain needed raw materials in such circumstances in sufficient quantities or at affordable prices, such inability would have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on Key Personnel. The success of the Company is substantially dependent upon its executive management, as well as upon its ability to attract and retain additional qualified design, manufacturing and marketing personnel. Upon Mr. George Sun's retirement as the Company's Chief Executive Officer in May 1998, Mr. Alexander M. K. Ngan was appointed President and Chief Executive Officer of the Company. Mr. Ngan has served as a director of the Company since October 1995 and is a partner of ChinaVest, which has assisted the Company with, among other things, executive recruitment and financial management. Mr. Peter A.J. Gardiner, a senior international executive with experience in global trade, was appointed as Chairman of the Board of Directors effective September 2000. Mr. Gardiner has been charged with expanding the Company's three divisions with emphasis on implementing branding strategies and increasing sales in the U.S. markets. The loss of the services of any of the Company's current executive management for any reason could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company is not the beneficiary of any "key person" life insurance policy on any such person. Successful expansion of the Company's business will require additional management resources and may require the hiring of additional senior management personnel.

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

Government Regulations. U.S. customers of the Company are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous toys and other articles. The CPSC has the authority to exclude from the market products that are found to be unsafe or hazardous, and can require a recall of such products under certain circumstances. Similar laws exist in some states and cities in the United States, as well as in foreign jurisdictions. The Company relies on its customers to design products that comply with such safety standards and to test the products to ensure compliance with applicable regulatory safety standards. While the Company believes that its customers design and test the products the Company manufactures for compliance with regulatory standards, and the Company itself maintains quality assurance, there can be no assurance that the Company's products will not be found to violate applicable laws, rules and regulations, which could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that the Company's products will not be marketed in the future in countries with more restrictive laws, rules and regulations, either of which could make compliance more difficult or expensive, and which could have a material adverse effect on the Company's business, financial condition and results of operations.

Effect of Principal Shareholders. As a principal shareholder, ChinaVest has the ability to significantly influence, if not control, the election of the Company's directors and most corporate actions of the Company. Robert A. Theleen, Vice-Chairman of the Board of Directors, and Mr. Ngan, President, Chief Executive Officer and a director of the Company, are partners in ChinaVest.

Taxation. The Hong Kong statutory income tax rate is currently 16%, and the PRC income tax rate on the Company's Sino-foreign joint ventures is currently a maximum of 27% (24% state income tax and 3% local income tax). These joint venture enterprises are exempted from state income tax and local income tax for two years starting from the first year of profitable operations after offsetting prior years' losses, followed by a 50% reduction in state income tax for the next three years. The tax exemption period of Dongguan Xinda started on January 1, 1999 and expired on December 31, 2000. It is subject to PRC state income tax at the rate of 12% for the three months ended March 31, 2001. The tax exemption period of Shenzhen Huaxuan expired on December 31, 1997 and it is subject to PRC state income tax at the rate of 7.5% for the year ended March 31, 2000 and for the nine months ended December 31, 2000. Starting from January 1, 2001, it is subject to PRC state income tax at the rate of 15%. The Company's effective tax rate was 18.3% for fiscal year ended March 31, 2000 and 21.7% for fiscal year ended March 31, 2001. The amount of income realized is based in a large measure on the transfer prices the Company pays for the products manufactured in its joint ventures located in the PRC. In the event that the PRC were to successfully challenge the transfer prices established by the Company, the Company would become subject to increased taxation in that jurisdiction. As a result, the effective tax rate of the Company would increase, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations. Under interpretations relating to allocation of income under Hong Kong tax law, Zindart recognizes one-half of the gross profit of Zindart as taxable income in Hong Kong, regardless of the amount of gross profit realized in the PRC. In the event that these interpretations change or are held invalid, the Company could be required to recognize more taxable income in Hong Kong. As a result, the effective tax rate of the Company would increase, which would in turn have a material adverse effect on the Company's business, financial condition and results of operations.

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

Employees. Substantially all of the Company's manufacturing and assembly workers are young women who come from various rural provinces in the PRC for the purpose of working for wages higher than are available in such rural regions. These employees typically work for the Company for two to five years and then return to their communities. In addition, approximately 20% of the factory employees do not return to the Company each year after the Chinese New Year holiday, and the Company must hire replacements. If these employees were able to earn similar wages in their home provinces or higher wages in other industries, the Company could experience labor shortages or could be required to increase salaries to meet its labor needs, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's employees are not unionized, and the Company has not experienced any labor strike. Union organizing and worker unrest are not common in the PRC; however, no assurance can be given that labor conflicts will not develop. Any labor conflicts could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Country Risks

General. The Company conducts all of its product engineering, model-making, mold-making and manufacturing operations in the PRC. In addition, some of the Company's administrative, finance and accounting, marketing and Management Information System activities are located in Hong Kong. As a result, the Company's business, financial condition and results of operations may be influenced by the general political, social and economic situation in Hong Kong and the PRC. Accordingly, the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations, tariffs, duties and quotas.


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

Risks Relating to Hong Kong

The Company's business, financial condition and results of operations may be influenced by the political situation in Hong Kong and by the general state of the Hong Kong economy. On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region ("SAR") of the PRC. As provided in the Sino-British Joint Declaration on the Question of Hong Kong and the Basic Law of the Hong Kong SAR of the PRC (the "Basic Law"), the Hong Kong SAR is to have a high degree of autonomy from PRC except in foreign affairs and defense. Under the Basic Law, the Hong Kong SAR has its own legislature, legal and judicial system and economic autonomy for 50 years. Based on current political conditions and the Company's understanding of the Basic Law, the Company does not believe that the transfer of sovereignty of Hong Kong has had or will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance, however, that changes in political, legal or other conditions will not result in such an adverse effect.

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

NTR Status. The PRC currently enjoys permanent normal trading relations ("PNTR") status granted by the United States, pursuant to which the United States imposes the lowest applicable tariffs on PRC exports to the United States. The PRC's PNTR status is subject to China's entry into the World Trading Organization ("WTO") and this event will likely occur by year end 2001 or shortly thereafter. If the PRC fails to obtain the PNTR status, it could adversely affect the Company's business by raising prices for its products in the United States, which could result in a reduction in demand for the Company's products by its U.S. customers. Furthermore, trade friction between the PRC and the United States may have an influence on after-market prices of the ADSs offered hereby.

Loss of PRC Facilities; Nationalization; Expropriation. If for any reason the Company were required to move its manufacturing operations outside of the PRC, the Company's profitability, competitiveness and market position could be materially jeopardized, and there could be no assurance that the Company could continue its manufacturing operations. The Company's business and prospects are dependent upon agreements with various entities controlled by PRC governmental instrumentalities. Not only would the Company's operations and prospects be materially and adversely affected by the failure of such entities to honor these contracts, but it might also be difficult to enforce these contracts in the PRC. The Company's investment in property, facilities and improvements in the PRC, particularly at the Dongguan Facility, are significant and comprise substantially all the Company's assets. There can be no assurance that assets and business operations in the PRC will not be nationalized, which could result in the total loss of the

Company's investments in that country, or that the Company's ownership interest in its properties and facilities will not otherwise be impaired, which could result in a significant loss of, or depreciation in the value of, such assets. Following the formation of the PRC in 1949, the PRC government renounced various debt obligations incurred by predecessor governments, which obligations remain in default, and expropriated assets without compensation. Accordingly, an investment in the Company involves a risk of total loss. After nearly 20 years of foreign manufacturing performed in China, Zindart is unaware of any nationalization or expropriation of a foreign-owned or operated enterprise.

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


ITEM 2 - PROPERTIES

The Company is headquartered in part of one building in the Tai Ping Industrial Centre located in Hong Kong and occupies approximately 26,100 square feet of such building. The facilities in Hong Kong are owned by the Company, but the land on which such facilities are located is subject to medium-term leases.

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

The Dongguan Facility is built on land leased by Zindart pursuant to a 50-year lease. The operation of the Dongguan Facility is structured as a contractual joint venture with a PRC governmental entity, Dongguan Hengli Trading General Company, which receives an annual fee from the Company but does not share in the profits or losses of the joint venture. This contractual joint venture has a term of 15 years. At the end of this term, the Company will continue to own the principal assets of the joint venture, including the 50-year land lease. Part of the operation of the Shenzhen Facility is structured as a 15-year contractual joint venture known as Shenzhen Huaxuan with Goshu Economic Development Company, Shenzhen, which receives an annual fee from the Company but does not share in the profits or losses of the joint venture. Unlike the Dongguan Facility, the Company does not own but leases its factory building and land at the Shenzhen Facility. At the end of the joint venture term, the Company will continue to own the other assets of the joint venture, but the land and building will revert to the PRC party of the joint venture company.

The plants and equipment owned and operated or leased by the Company are subject to comprehensive PRC laws and regulations that involve substantial risks.

Corgi UK operates out of an office accommodation in Leicester, England totaling approximately 8,600 square feet under a lease scheduled to expire in March 2010. The offices of Corgi US are located in Chicago, Illinois and occupy an area of approximately 2,400 square feet under a lease that expires in February 2003.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

The Company currently maintains insurance coverage with the People's Insurance Co. of China and HSBC Insurance (Asia) Limited on its property, plant and equipment in an amount in excess of the current net book value of such assets. It carries business interruption and third-party liability insurance to cover claims arising out of bodily injury or property or environmental damage caused by accidents on its property, or otherwise relating to its operations. The Company also maintains directors and officers liability insurance for all of its directors and officers.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS; CONTROL OF REGISTRANT.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended March 31, 2001.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

The ADSs are traded on the Nasdaq National Market under the symbol "ZNDT". The table below sets forth the high and low sales prices for the ADSs (as reported on the Nasdaq National Market) during the periods indicated. The reported last sale price of the ADSs on the Nasdaq National Market on June 27, 2001 was $3.19.

                                          Price Range of ADSs
                                         ---------------------
                                          High            Low
                                         ------         ------
Fiscal Year Ended March 31, 2000
1st Quarter                              $ 8.63         $ 5.44
2nd Quarter                              $ 9.25         $ 6.69
3rd Quarter                              $14.50         $ 6.38
4th Quarter                              $ 7.25         $ 4.00

Fiscal Year Ended March 31, 2001
1st Quarter                              $ 4.63         $ 2.44
2nd Quarter                              $ 4.00         $ 2.50
3rd Quarter                              $ 2.81         $ 0.94
4th Quarter                              $ 2.00         $ 1.06

As of June 14, 2001, there were two holders of record of the Shares (including the depositary on behalf of the holders of ADSs), and 48 holders of record of ADSs. Zindart's Shares are not traded on any market. Since certain of the ADSs are held by nominees, the above number is not representative of the actual number of U.S. beneficial holders or the number of ADSs beneficially held by U.S. persons. The depositary for the ADSs is The Bank of New York.

While the Company may pay dividends in the future, the Company currently intends to retain substantially all of its earnings for expansion of its operations in accordance with its business strategy.

Zindart did not declare a cash dividend since fiscal year ended March 31, 1997. HY Printing Holdings Co. has never declared any dividends.

HYHCL redeemed outstanding preferred stock for $5.0 million upon completion of the Hua Yang Acquisition and further redeemed certain outstanding preferred stock for $6.0 million during fiscal year ended March 31, 2000.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has granted incentive stock options and/or non-statutory stock options to employees, directors and consultants. Under its 1997 Equity Incentive Plan, as amended (the "1997 Plan") the Company may grant up to an aggregate of 1,320,000 shares. The Shares issued pursuant to the 1997 Plan were registered pursuant to two separate registration statements on Form S-8, filed with the Securities and Exchange Commission on October 31, 1997 and October 13, 1998, respectively.

The Company granted the Chief Executive Officer a non-statutory stock option to purchase 300,000 Ordinary Shares/ADSs effective May 8, 1998. The Company intends to register the Ordinary Shares/ADSs underlying the option by filing a registration statement on a Form S-8 with the Securities and Exchange Commission.

The Company granted the Chairman of the Board of Directors a non-statutory stock option to purchase 400,000 Ordinary Shares/ADSs effective October 31, 2000. The Company intends to register the Ordinary Shares/ADSs underlying the option by filing a registration statement on a Form S-8 with the Securities and Exchange Commission.

The Company granted Christopher Guest a non-statutory stock option to purchase 5,000 Ordinary Shares/ADSs effective January 11, 2001 (Hong Kong time). The Company intends to register the Ordinary Shares/ADSs underlying the option by filing a registration statement on Form S-8 with the Securities and Exchange Commission.

In connection with the Hua Yang Acquisition, the Company reserved for issuance an aggregate of 666,667 Shares to Karl Chan, HYP Holdings Limited and Mr. Karl Chan (BVI) Holdings Limited, the shareholders of HYHCL (the "Hua Yang Shareholders"), pursuant to Regulation S and Regulation D of the Securities Act of 1933, as amended. In the Hua Yang Acquisition, the Hua Yang Shareholders exchanged all outstanding ordinary shares and preferred shares of HYHCL for $35.0 million in cash and up to 1.0 million Shares. Of the 1.0 million Shares, 666,667 Shares were placed in escrow for a period of six months to secure the indemnification obligations of HYHCL, the Hua Yang Shareholders, ChinaVest and certain funds managed by Advent under the Exchange Agreement, in February 1998, by and among Zindart, HYHCL, HY Printing Holdings Co., the Shareholders and certain beneficial owners of such Shareholders. As of March 31, 2001, the Company had issued the 666,667 Shares reserved in connection with the Hua Yang Acquisition from escrow.

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

The rights and liabilities of the shareholders of the Company are governed by the Companies Ordinance, the Memorandum of Association of the Company and the Articles of Association of the Company. Under Hong Kong law, shareholders are liable to pay the full purchase price of shares or ADSs registered in their name, but are not otherwise subject to liabilities vis-a-vis the Company in their capacity as shareholders.

The Company's subsidiary, Corgi UK is incorporated under the Company Law of England and Wales.

TAXATION

The following discussion under "Hong Kong Taxation" generally summarizes the material Hong Kong tax consequences of an investment in the Shares or ADSs and the material Hong Kong taxes applicable to the Company's operations in Hong Kong. The discussion under "United States - Federal Income Tax Considerations" generally summarizes certain United States federal income tax consequences of an investment in the Shares or ADSs. The discussion under "PRC Taxation" generally summarizes the material PRC taxes applicable to the Company's investment in the PRC. The discussion under "United Kingdom Taxation" generally summarizes the material United Kingdom taxes applicable to the Company's investment in the United Kingdom. The summaries do not address all the possible tax consequences relating to an investment in the Shares or ADSs and do not purport to address the tax consequences applicable to all categories of investors, some of which may be subject to special rules. In particular, the discussion does not address the tax consequences under state or local law or the laws of countries other than Hong Kong, the United States, the PRC and the United Kingdom. Accordingly, an investor is urged to consult its own tax advisor regarding the particular tax consequences to such investor of an investment in the Shares or ADSs. The following summaries are based upon laws and relevant interpretations thereof in effect as of the date of this Annual Report on Form 10-K, all of which are subject to change, possibly with retroactive effect.

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

Stamp Duty. Hong Kong stamp duty is generally payable by the purchaser on every purchase, and by the seller on every sale, of shares of Hong Kong-incorporated companies. The duty is charged to both the purchaser and the seller at the rate of HK$1.125 per HK$1,000 or part thereof of the consideration for, or (if greater) the value of, the shares transferred. In addition, a fixed duty of HK$5 is currently payable on an instrument of transfer of such shares. Under the current practices of the Hong Kong Inland Revenue Department, if ADSs are not specifically identified to correspond with particular underlying Shares, the issuance of ADSs upon the deposit of Shares issued directly to the Depositary or for the account of the Depositary should not be subject to stamp duty, nor should any Hong Kong stamp duty be payable upon the transfer of ADSs outside Hong Kong.

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS


The following is a summary of certain United States federal income tax considerations relevant to U.S. Holders, as defined below, who own Shares or ADSs. This summary is based upon existing United States federal income tax law, which is subject to change, possibly with retroactive effect. This summary does not discuss all aspects of United States federal income taxation which may be important to particular investors in light of their individual investment circumstances, such as investors subject to special tax rules including financial institutions, insurance companies, broker-dealers, tax-exempt organizations, and foreign persons, or to persons that hold Shares or ADSs as part of a straddle, hedge, conversion, or constructive sale transaction for United States federal income tax purposes or that have a functional currency other than the U.S. dollar, or persons treated as owning 10% or more of the voting power of the Company's Shares, all of whom may be subject to tax rules that differ significantly from those summarized below. In addition, this summary does not discuss any state, local, or foreign tax considerations. This summary assumes that investors hold their Shares or ADSs as "capital assets" (generally, property held for investment) under the United States Internal Revenue Code. Each investor is urged to consult its tax advisor regarding the United States federal, state, local, and foreign income and other tax considerations of the ownership and disposition of Shares or ADSs.

General. For purposes of this summary, a U.S. Holder is a beneficial owner of Shares or ADSs that is for United States federal income tax purposes:

        -       an individual who is a citizen or resident of the United States;

        - a corporation or partnership created in or organized under the law of the United States or any State or political subdivision thereof;

        - an estate the income of which is includible in gross income for United States federal income tax purposes regardless of its source;

        - a trust the administration of which is subject to the primary supervision of a United States court and which has one or more United States persons who have the authority to control all substantial decisions of the trust; or

        - a trust that was in existence on August 20, 1996, was treated as a United States person, for United States federal income tax purposes, on the previous day, and elected to continue to be so treated.

The Company will be treated as a "passive foreign investment company" (a "PFIC"), for United States federal income tax purposes, if 75% or more of its gross income consists of certain types of "passive" income or 50% or more of its assets are passive. Based on its current and projected income, assets, and activities, the Company presently does not believe that it is a PFIC. This is, however, a factual determination that is made on an annual basis.

In addition, the Company will be treated as a "controlled foreign corporation" (a "CFC") if in the aggregate 10% U.S. Holders own more than 50% of the voting power or the value of the Company's equity. A "10% U.S. Holder" is a U.S. Holder who owns 10% or more of the voting power of the Company's equity. Complex attribution rules apply in determining whether a person is treated as a 10% U.S. Holder and whether 10% U.S. Holders in the aggregate own more than 50% of the voting power or the value of the Company. Although the Company presently does not believe that it is a CFC, the principles for applying these tests are not entirely clear and this determination is based on factors beyond the Company's control such as the identity of the Company's shareholders, and in the case of the Company's shareholders treated as pass-through entities for United States federal income tax purposes, the identity of the owners of such entities. Accordingly, the Company cannot assure U.S. Holders that it is not or will not become a CFC.

The discussion below under "Dividends" and "Sale or Other Disposition of Shares or ADSs," assumes that the Company will not be subject to treatment as a PFIC or as a CFC for United States federal income tax purposes.

For United States federal income tax purposes, a U.S. Holder of an ADS will be treated as the owner of a proportionate interest of the Shares held by the depositary that is represented by an ADS. Accordingly, no gain or loss will be recognized upon the exchange of an ADS for the holders' proportionate interest in the underlying Shares. A U.S. Holder's tax basis in the withdrawn shares will be the same as the tax basis in the ADS surrendered in exchange therefore, and the holding period in the withdrawn shares will include the period during which the holder held the surrendered ADS.

Dividends. Any cash distributions paid by the Company out of its earnings and profits, as determined under United States federal income tax principles, will be subject to tax as ordinary dividend income and will be includible in the gross income of a U.S. Holder upon receipt. Cash distributions paid by the Company in excess of its earnings and profits will be treated as a tax-free return of capital to the extent of the U.S. Holder's adjusted tax basis in its Shares or ADSs, and thereafter as gain from the sale or exchange of a capital asset. Dividends paid in HK dollars will be includible in income in a U.S. dollar amount based on the U.S. dollar - HK dollar exchange rate prevailing at the time of receipt of such dividends by the depositary, in the case of ADSs, or by the U.S. Holder, in the case of shares held directly by such U.S. Holder. Each U.S. Holder is urged to consult its tax advisor regarding the United States federal income tax treatment of any foreign currency gain or loss recognized on the subsequent conversion of HK dollars into U.S. dollars. Dividends received on shares or ADSs will not be eligible for the dividends received deduction allowable to United States corporations.

Dividends received on Shares or ADSs will be treated, for United States federal income tax purposes, as foreign source income. A U.S. Holder may be eligible, subject to a number of complex limitations, to claim a foreign tax credit in respect of any foreign withholding taxes imposed on dividends received on Shares or ADSs. A U.S. Holder who does not elect to claim a foreign tax credit for foreign withholding taxes may instead claim a deduction, for United States federal income tax purposes, in respect of such withholdings, but only for a year in which the U.S. Holder elects to do so for all creditable foreign income taxes.

In addition, the United States Treasury has expressed concerns that parties to whom depositary shares are pre-released may be taking actions that are inconsistent with the claiming of foreign tax credits by the holders of ADSs. Accordingly, the analysis of the creditability for foreign withholding taxes could be affected by future actions that may be taken by the United States Treasury.

Sale or Other Disposition of Shares or ADSs. A U.S. Holder will recognize capital gain or loss upon the sale or other disposition of Shares or ADSs in an amount equal to the difference between the amount realized upon the disposition and the U.S. Holder's adjusted tax basis in such Shares or ADSs, as each is determined in U.S. dollars. Any such gain or loss will be long-term if the Shares or ADSs have been held for more than one year and will generally be United States source gain or loss. The claim of a deduction in respect of a capital loss, for United States federal income tax purposes, may be subject to limitations. If a U.S. Holder receives HK dollars for any such disposition, such U.S. Holder is urged to consult its tax advisor regarding the United States federal income tax treatment of any foreign currency gain or loss recognized on the subsequent conversion of the HK dollars to U.S. dollars.

PFIC Considerations. If the Company were to be classified as a PFIC in any taxable year, a U.S. Holder would be subject to special rules generally intended to reduce or eliminate any benefits from the deferral of United States federal income tax that a U.S. Holder could derive from investing in a foreign company that does not distribute all of its earnings on a current basis. In such event, a U.S. Holder of the Shares or ADSs may be subject to tax at ordinary income tax rates on (i) any gain recognized on the sale of the Shares or ADSs and (ii) any "excess distribution" paid on the shares or ADSs (generally, a distribution in excess of 125% of the average annual distributions paid by the Company in the three preceding taxable years). In addition, a U.S. Holder may be subject to an interest charge on such gain or excess distribution. Each U.S. Holder is urged to consult its tax advisor regarding the potential tax consequences to it if the Company is or becomes a PFIC, as well as certain elections that may be available to such holder in order to mitigate such consequences.

Controlled Foreign Corporation Considerations. If the Company were to be classified as a CFC, a 10% U.S. Holder would be required to include in income its pro rata share of "Subpart F income" of the Company, which generally includes income of a passive nature such as dividends and interest, whether or not the Company pays dividends, and would be subject to special rules on the disposition of Shares or ADSs that may treat all or a portion of any gain as ordinary income. Each U.S. Holder is urged to consult its tax advisor regarding the potential tax consequences to such holder if the Company is or becomes a CFC.

PRC TAXATION

The following discussion summarizes the taxes applicable to the Company's investment in the PRC under PRC law:

Income Tax. The Company's investment is subject to the Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises ("the Foreign Investment Enterprise Tax Law"). Pursuant to the Foreign Investment Enterprise Tax Law, Sino-foreign equity and contractual joint venture enterprises generally are subject to an income tax at an effective rate of 33%, which is comprised of a state tax of 30% and a local tax of 3%. The joint venture established in the open coastal area of Mainland China is subject to Mainland Chinese income taxes at a rate of 27% (24% state income tax and 3% local income tax), while the joint venture established in a special economic zone in Mainland China is subject to Mainland Chinese income taxes at a rate of 15%. The Foreign Investment Enterprise Tax Law generally exempts Sino-foreign equity and contractual joint venture enterprises engaged in production with an operating period of more than ten years from state and local income taxes for two years starting from the first profitable year of operations after offsetting prior years' losses, followed by a 50% reduction for the next three years. The tax exemption period of Dongguan Xinda started on January 1, 1999 and expired on December 31, 2000. It is subject to PRC state income tax at the rate of 12% for the three months ended March 31, 2001. The tax exemption period of Shenzhen Huaxuan expired on December 31, 1997 and it is subject to PRC state income tax at the rate of 7.5% for the year ended March 31, 2000 and for the nine months ended December 31, 2000. Starting from January 1, 2001, it is subject to PRC state income tax at the rate of 15%.

Value-Added Tax ("VAT"). Effective January 1, 1994, all goods produced or processed in the PRC, other than real property and goods produced or processed for export, are subject to a new VAT at each stage or sale in the process of manufacture, processing and distribution through the sale to the ultimate consumer of the goods. The new basic output VAT rate for the Company is 17% of the sale price of the item except items such as books and magazines is 13% instead of 17%. Generally, the seller of the goods adds 17% to the sale price of the item, separately invoiced (except in the case of retail sales), and collects the applicable amount of output VAT through the sale of the item. The amount of the seller's output VAT liability to the Tax Bureau is calculated as the amount of sales multiplied by the applicable output VAT rate. The amount of the seller's VAT liability may be reduced by deducting the invoiced amount of input VAT included in the materials, parts and other items purchased by the seller and used in producing the goods.

The Value-Added Tax Provisional Regulations do not permit the seller to deduct from its VAT liability the amount of input VAT included in the purchase price of fixed assets purchased by the seller. Thus, although the book value of fixed assets, including plant and equipment purchased by the Company will be the depreciated cost (ordinarily the purchase price plus VAT) paid at the time of such purchase, the Company is not permitted to deduct from its output VAT liability in respect of products sold.

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


UNITED KINGDOM TAXATION

The following discussion summarizes the taxes applicable to the Company's investment in the United Kingdom under United Kingdom law:

The U.K. statutory corporation tax rate is 30%. The U.K. group companies are able to claim and surrender tax losses between them under the U.K. group's relief provisions. As such, deductible interest expenses incurred within the U.K. parent company can be offset against taxable trading profits earned by trading entities within the U.K. group.

The accounts and computations of the U.K. entities contain relatively significant amounts in respect of intra-group flows, including funding. Were the U.K. Inland Revenue to successfully secure adjustments to the returns under the U.K.'s transfer pricing legislation, the U.K. group's tax position would be adversely affected, with a consequential increase in the effective tax rate applicable to the U.K. group.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA
        (In Thousands, Except Per Share Data)

RESTATED COMPANY

The following selected consolidated financial data give retroactive effect to the acquisition of Hua Yang, which occurred during fiscal year ended March 31, 1998 as a reorganization of companies under common control. Under such presentation, net income has been reduced by the minority interests in Hua Yang not held under common control during the period. The consolidated financial data presented for fiscal year ended March 31, 2000 are that of Zindart after including the operating results of Corgi from July 1999, the date of acquisition. The selected consolidated statement of operations data for the fiscal years ended March 31, 1999, 2000 and 2001 and selected consolidated balance sheet data as of March 31, 2000 and 2001 are derived from the audited Consolidated Financial Statements of the Company, prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), and notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been audited by Arthur Andersen & Co independent public accountants. The selected consolidated statement of operations data for the fiscal year ended March 31 1997 and 1998 and the selected consolidated balance sheets data as of March 31, 1997, 1998 and 1999 not included elsewhere in this Annual Report have been prepared in accordance with U.S. GAAP and have been derived from audited financial statements.

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the notes thereto contained elsewhere in this Annual Report on Form 10-K.


                                                                   Years Ended March 31,
                                         ------------------------------------------------------------------------
                                           1997           1998            1999            2000             2001
                                         --------       ---------       ---------       ---------       ---------
                                                              (In thousands, except per share data)
Statement of Operations Data:-

Net sales                                $ 95,616       $ 111,534       $ 113,605       $ 137,120         136,083
Cost of goods sold                        (69,388)        (77,422)        (78,323)        (91,845)        (93,161)
                                         --------       ---------       ---------       ---------       ---------
Gross profit                               26,228          34,112          35,282          45,275          42,922
Selling, general and administrative
expenses                                  (14,833)        (19,140)        (20,479)        (30,806)        (34,922)
Interest (expense)income, net                (878)            389              35          (1,691)         (3,281)
Other income (expense), net                   330            (314)           (537)         (1,334)         (1,555)
                                         --------       ---------       ---------       ---------       ---------
Income before income taxes                 10,847          15,047          14,301          11,444           3,164
Income tax expense                           (781)         (1,419)         (1,377)         (2,099)           (688)
                                         --------       ---------       ---------       ---------       ---------
Income before minority interests           10,066          13,628          12,924           9,325           2,476
Minority interests                         (2,920)         (3,632)           (757)           (307)           (294)
                                         --------       ---------       ---------       ---------       ---------
  Net income                             $  7,146       $   9,996       $  12,167       $   9,038       $   2,182
                                         ========       =========       =========       =========       =========

Earnings per common share:-

-- Basic                                 $   1.33       $    1.41       $    1.38       $    1.02       $    0.25
                                         ========       =========       =========       =========       =========
-- Diluted (1)                           $   1.33       $    1.40       $    1.38       $    1.02       $    0.25
                                         ========       =========       =========       =========       =========

Weighted average number of common
shares outstanding:-

-- Basic                                    5,383           7,109           8,804           8,822           8,834
                                         ========       =========       =========       =========       =========
-- Diluted (2)                              5,383           7,155           8,827           8,874           8,834
                                         ========       =========       =========       =========       =========

Balance Sheets Data :-

Cash and bank deposits                   $ 21,286       $  22,373       $  17,061       $  12,488       $   8,738
Working capital                            34,096          40,246          27,429          10,081          12,162
Property, machinery, equipment, net        21,622          29,177          30,311          35,804          33,267
Total assets                               77,568         105,827          90,911         146,598         140,204
Short-term debt (3)                         3,920              --              --          21,046          16,900
Long-term bank loans, capital lease
  obligations and convertible note,
  non-current portion                       2,888          30,000              --          18,492          14,937
Shareholders' equity                       39,836          50,827          67,778          76,805          77,268


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

(3) Includes short-term bank borrowings, current portions of long-term bank loans, capital lease obligations and convertible note.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events and trends which may affect the Company's future operating results and financial position. These statements are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, changes in market demand for our products, changes in general economic conditions, dependence on certain customers, the results of our planned growth initiatives, competition, changes in governmental regulations, a decline in capital markets, changes in the political, social and economic situations of Hong Kong and the PRC, and other risks described in this Annual Report. In some cases, forward looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. The forward-looking statements are based on information available to the Company on the date of this report, and the Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

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

The Company's customers for die-cast and injection-molded products include Hallmark, Mattel(R), Sieper Werke GmbH, Alcone Marketing Group Inc., Simon Marketing (HK) Ltd.., Promotional Partners Group Ltd., Freeplay Group, and Spin Master Far East Ltd. For books, paper and packaging products, the Company's customers include Mattel(R), Intervisual Books, Inc., Jetta Co. Ltd., Penguin Putnam Inc. and Macmillan Children's Books. The Company is dependent on sales to Hallmark and Mattel(R).

The Company organizes its operations into three business segments: (1) manufacturing of die-cast and injection-molded plastic products under OEM arrangements (the "Die-Cast Division"), (2) manufacturing of paper products under OEM arrangements (the "Paper Division") and (3) marketing and distribution of die-cast products under the proprietary brand name owned by its subsidiary, Corgi Classics Limited (the "Corgi Division").

Acquisitions

On July 28, 1999, the Company acquired all of the outstanding shares of Corgi UK. Corgi UK is a producer of collectible items and figurines. Pursuant to a Sale and Purchase Agreement dated July 28, 1999 among the Company, Exitarena Limited ("Exitarena"), Christopher Guest, Esq. and certain other parties (collectively with Mr. Guest, the "Stockholders"), Exitarena acquired all of the outstanding shares of stock of Corgi UK from the Stockholders and Exitarena was subsequently renamed Corgi Classics (Holdings) Ltd. As a result of the Corgi Acquisition, Corgi UK. became a wholly owned subsidiary of Exitarena which itself is a wholly owned subsidiary of the Company. In consideration for the shares of stock of Corgi UK, the Company paid total consideration of GBP29.0 million to the Stockholders, including the procurement or repayment by Corgi UK's existing bank indebtedness as well as certain preferred stock issued to a number of Stockholders for GBP6.6 million and the issuance by Exitarena of a total of GBP3.0 million in loan notes (the "Loan Note") to certain Stockholders who are members of senior management of Corgi. The Loan Note carries with it a right exercisable by the Noteholders (as defined in the Loan Note) to require the Company to purchase the outstanding amount of the Loan Note in exchange for the issuance to the Noteholders of shares of the Company at a price equal to 80 percent of the average market price of the common stock over a ten-day period prior to exercise of the right, so long as the average market price is above $12. This right is exercisable over a three-year period commencing on July 28, 1999 subject to certain conditions. The outstanding amount of the Loan Note as of March 31, 2001 was GBP2.1 million (equivalent to $3.0 million). The acquisition was recorded under the purchase method of accounting.

The acquisition of Corgi UK was financed by a $30.0 million term loan extended on July 28, 1999 to Exitarena by ABN AMRO Bank N.V. (London Branch) (the "Corgi Term Loan"). A standby letter of credit facility between ABN AMRO Bank, N.V. (Hong Kong Branch) and certain other financial institutions and the Company also in the amount of $30.0 million, was entered into on the same date in support of the Corgi Term Loan.

Over the last 19 months, the Company has repaid $21.0 million (70%) of its original $30.0 million Corgi Term Loan. In order to release working capital to expand its sales and marketing efforts, the Company completed a $9.0 million refinancing ("Refinancing Loan") with four international banks: ABN AMRO Bank, N.V. (Hong Kong Branch), KBC Bank, N.V. (Hong Kong Branch), Standard Chartered Bank and Rabo Bank (Hong Kong Branch) in March 2001. The Refinancing Loan extends the loan terms and calls for scaling down the monthly repayment commitments. This transaction will allow the Company to move ahead with its growth strategy which calls for Corgi and other divisions to develop a more substantial presence in U.S. markets.

Results of Operations

Quarterly Results of Operations

The following table sets forth unaudited quarterly results of the operations for each of the quarters in the fiscal year ended March 31, 2001 and fiscal year ended March 31, 2000. All quarterly information was obtained from unaudited consolidated financial statements not otherwise contained herein. The Company believes that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

        (US dollars, in thousands, except per share and share price data)

                                             QUARTER (UNAUDITED)                   FULL YEAR
                                 First       Second        Third       Fourth       (AUDITED)
--------------------------------------------------------------------------------------------
Fiscal year 2001
--------------------------------------------------------------------------------------------
Net Sales                       $35,335      $33,271      $36,969      $30,508      $136,083
Gross Profit                     10,842       10,309       11,348       10,423        42,922
Income Before Income Taxes          609          429        1,108        1,018         3,164
Net Income                          609          325          812          436         2,182

Earnings Per Common Share
        Basic                      0.07         0.04         0.09         0.05          0.25
        Diluted                    0.07         0.04         0.09         0.05          0.25

                                             QUARTER (UNAUDITED)                   FULL YEAR
                                 First       Second        Third       Fourth       (AUDITED)
--------------------------------------------------------------------------------------------
Fiscal year 2000
--------------------------------------------------------------------------------------------
Net Sales                       $28,573      $41,745      $37,835      $28,967      $137,120
Gross Profit                      8,130       13,584       13,039       10,522        45,275
Income Before Income Taxes        3,221        4,400        2,726        1,097        11,444
Net Income                        2,786        3,640        1,995          617         9,038

Earnings Per Common Share
        Basic                      0.32         0.41         0.23         0.07          1.02
        Diluted                    0.32         0.41         0.22         0.07          1.02

Yearly Results of Operations

The table below sets forth certain statements of operations data as a percentage of net sales for fiscal years ended March 31, 1999, 2000 and 2001.

                                                   1999         2000        2001
                                                  -----        -----        -----
Net sales                                         100.0%       100.0%       100.0%
Gross profit                                       31.1%        33.0%        31.5%
Selling, general and administrative expenses      (18.0)%      (22.5)%      (25.7)%
Operating income                                   13.0%        10.6%         5.9%
Interest (expense) income, net                       --         (1.2)%       (2.4)%
Other income (expense), net                         0.1%         0.2%         0.3%
Amortization of goodwill                           (0.6)%       (1.1)%       (1.4)%
Income before income taxes                         12.6%         8.3%         2.3%
Income tax expense                                 (1.2)%       (1.5)%       (0.5)%
Minority interests                                 (0.7)%       (0.2)%       (0.2)%
Net income                                         10.7%         6.6%         1.6%


Years Ended March 31, 2001 and 2000

Net Sales. The Company's net sales were $136.1 million for fiscal year ended March 31, 2001, a decrease of $1.0 million, or 0.7%, from $137.1 million in fiscal year ended March 31, 2000. The decrease was primarily due to the reduction in sales in the Die-Cast Division as a result of overall industry downturn. The reduction was partially offset by a full year of sales in fiscal year ended March 31, 2001 for the Corgi Division as compared with eight months of sales for the Corgi Division in fiscal year ended March 31, 2000.

Gross Profit. The Company's gross profit was $42.9 million for fiscal year ended March 31, 2001, a decrease of $2.4 million, or 5.3%, from $45.3 million in fiscal year ended March 31, 2000. Gross margin was 31.5% in fiscal year ended March 31, 2001 and 33.0% in fiscal year ended March 31, 2000. Gross margin decreased due to lower sales and lower margins in the Die-Cast Division as a result of the change in product mix, competitive price for the Paper Division, as well as higher royalty costs and more premium sales with lower margins in the Corgi Division.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $34.9 million for fiscal year ended March 31, 2001, an increase of $4.1 million, or 13.3%, from $30.8 million in fiscal year ended March 31, 2000. Selling, general and administrative expenses constituted 25.7% of net sales in fiscal year ended March 31, 2001 and 22.5% in fiscal year ended March 31, 2000. Selling, general and administrative expenses for the Company increased due to the increase of the Corgi Division's expenses as a result of the incremental running costs associated with the new Lledo and Corgi US businesses. Moreover, selling, general and administrative expenses included a full year effect for the Corgi Division in fiscal year ended March 31, 2001, as compared to only eight months in fiscal year ended March 31, 2000.

Interest (Expense) Income, Net. The Company's interest expense, net, was $3.3 million in fiscal year ended March 31, 2001, as compared to $1.7 million in fiscal year ended March 31, 2000. The increase in interest expense was primarily due to the Company's acquisition of Corgi.

Other Income (Expense), Net. The Company's other income, net, was $419,000 in fiscal year ended March

31, 2001, as compared to $208,000 in fiscal year ended March 31, 2000. The increase in other income was primarily due to the recording of investment income for warrants issued by Intervisual Books Inc. in relation to the extension of the credit facilities entered in 2000.

Amortization of Goodwill. The Company's amortization of goodwill was $2.0 million in fiscal year ended March 31, 2001, an increase of $0.5 million from $1.5 million in fiscal year ended March 31, 2000. The increase was due to the amortization expense in relation to acquisition of Corgi UK having a full year effect as compared with eight months results in fiscal year ended March 31, 2000.

Income Tax Expense. The effective income tax rate for the Company was 21.7% in fiscal year ended March 31, 2001 and 18.3% in fiscal year ended March 31, 2000. The increase is due to the higher effective income tax rate of the Corgi Division and an increase in non-tax deductible expenses such as amortization of goodwill.

Minority Interests. The Company's minority interests were approximately $300,000 in fiscal year ended March 31, 2001 and 2000.

Net Income. The Company's net income was $2.2 million in fiscal year ended March 31, 2001, a decrease of $6.8 million or 75.6% from $9.0 million in fiscal year ended March 31, 2000. The decrease is primarily due to the lower sales, lower gross margin as well as higher selling, general and administrative expenses of the Corgi Division.

Years Ended March 31, 2000 and 1999

Net Sales. The Company's net sales were $137.1 million for fiscal year ended March 31, 2000, an increase of $23.5 million, or 20.7%, from $113.6 million in fiscal year ended March 31, 1999. The increase was primarily due to the contributions of Corgi UK which was acquired in July 1999, as well as growth in the Paper Division.

Gross Profit. The Company's gross profit was $45.3 million for fiscal year ended March 31, 2000, an increase of $10.0 million, or 28.3%, from $35.3 million in fiscal year ended March 31, 1999. Gross margin was 33.0% in fiscal year ended March 31, 2000 and 31.1% in fiscal year ended March 31, 1999. Gross margin increased due to the higher margin of the Corgi Division's products.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $30.8 million for fiscal year ended March 31, 2000, an increase of $10.3 million, or 50.2%, from $20.5 million in fiscal year ended March 31, 1999. Selling, general and administrative expenses constituted 22.5% of net sales in fiscal year ended March 31, 2000 and 18.0% in fiscal year ended March 31, 1999. Selling, general and administrative expenses for the Company increased due to the higher selling, general and administrative expenses of the Corgi Division and the higher selling, general and administrative expenses of the Paper Division resulting from growth in sales of the Paper Division.

Interest (Expense) Income, Net. The Company's interest expense, net, was $1.7 million in fiscal year ended March 31, 2000, as compared to $35,000 in fiscal year ended March 31, 1999. The increase in interest expense is primarily due to the Company's acquisition of Corgi UK. The Company incurred $2.0 million in interest expense associated with the Corgi Acquisition.

Other Income (Expense), Net. The Company's other income, net, was $208,000 in fiscal year ended March 31, 2000, as compared to $161,000 in fiscal year ended March 31, 1999. The increase in other income was primarily due to gain resulting from currency exchange rate fluctuations.

Amortization of Goodwill. The Company's amortization of goodwill was $1.5 million in fiscal year ended March 31, 2000, an increase of approximately $800,000 from $700,000 in fiscal year ended March 31, 1999. The increase was due to the Corgi Acquisition.

Income Tax Expense. The effective income tax rate for the Company was 18.3% in fiscal year ended March 31, year ended March 31, 2000 and 9.6% in fiscal 1999. The increase is due to the higher effective income tax rate of the Corgi Division.

Minority Interests. The Company's minority interests were $0.3 million in fiscal year ended March 31, 2000 and $0.8 million in fiscal year ended March 31, 1999.

Net Income. The Company's net income was $9.0 million in fiscal year ended March 31, 2000, a decrease of $3.2 million or 25.7% from $12.2 million in fiscal year ended March 31, 1999. The decrease is primarily due to the higher selling, general and administrative expenses of the Corgi Division and Paper Division and higher costs associated with the Corgi Acquisition.

Liquidity and Capital Resources

The Company has financed its operations through cash from operations. Cash and bank deposits were $8.7 million at March 31, 2001. Cash generated from operating activities was $10.7 million for fiscal year ended March 31, 2001. Cash used in investing activities for fiscal year ended March 31, 2001 was $5.3 million, primarily as a result of capital expenditures of the acquisition of machinery and equipment ($7.3 million for fiscal year ended March 31, 2000 and $4.8 million for fiscal year ended March 31, 1999). Cash used in financing activities was $8.3 million for fiscal year ended March 31, 2001, primarily due to repayment of $15.0 million for the Corgi Term Loan related to the Corgi Acquisition.

The Company has lines of credit with certain banks including: ABN AMRO Bank, KBC Bank, Standard Chartered Bank, The Hong Kong and Shanghai Banking Corporation Limited, and The Royal Bank of Scotland plc. As of March 31, 2001, the Company had outstanding banking facilities of $50.3 million and unused facilities as of the same date amounted to $19.0 million.

In January 2001, Corgi UK entered into two agreements (collectively, the "RBS Loan Agreements") with The Royal Bank of Scotland plc ("RBS") to support the Corgi Division's growth plan in the United States and general working capital requirements. Under the terms of the RBS Loan Agreements, RBS agreed to provide Corgi UK a term loan of $5.7 million (equivalent of GBP4 million) as well as a revolving working capital facility of $4.2 million (equivalent GBP3 million). As of March 31, 2001, the outstanding amount for the RBS loan was $5.7 million.

Consistent with practice in industry, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances, through internally generated cash flow and bank loans. The Company's accounts receivable balance at March 31, 2001 was $28.2 million.

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

In May 1999, the Company entered into a loan and security agreement (the "IBI Agreement") with IBI. Under the terms of IBI Agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI (the "IBI Credit Facility"), scheduled to mature in May 2000 and secured by certain assets of IBI. Pursuant to the IBI Agreement, IBI extended the IBI Credit Facility for an additional year and issued warrants to the Company to purchase 150,000 shares of common stock of IBI at a price of $1.7325 per share, representing the average of the closing bid prices of IBI's common stock over twenty trading days prior to May 13, 2000. The warrants are non-transferable and are exercisable during a two-year period ending May 12, 2002.

IBI has experienced net losses and negative cash flow and incurred a loss for IBI's fiscal year ended December 31, 2000. At March 31, 2001, $2.3 million remained outstanding under the IBI Credit Facility. In April 2001, the Company entered into an amendment to the IBI Agreement which extended the maturity date of the IBI Facility to June 30, 2002. Pursuant to this amendment, IBI repaid the Company $250,000 in April 2001. The amendment also requires IBI to pay the Company $250,000 in March 2002. The net loss of IBI for the first quarter of 2001 declined as compared with the same period a year ago and it showed that IBI is making progress in its plan to return to profitability. Management of the Company is still monitoring the situation and expects to take necessary action as appropriate at the time, to recover the loan. No assurances can be given as to the ability of the Company to recover the amount due to the Company on the IBI Credit Facility, and the inability to do so could have a material adverse effect on Company's financial condition. Management of the Company will determine whether the value of the loan could be impaired, and if appropriate, record necessary provision.

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

Exchange Rate Risk

The Company's sales are denominated either in U.S. dollars, GBP or HK dollars. The largest portion of the Company's expenses are denominated in HK dollars, followed by Renminbi (the PRC's currency), GBP and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, GBP, the HK dollar and Renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the HK dollar or Renminbi or GBP relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary risk exposures arise from changes in interest rates and foreign currency exchanges rates. The Company had $28.9 million in variable rate debt outstanding at March 31, 2001. The Company does not currently hedge its interest rate exposure. Based on its current level of variable rate debt, the Company believes that its results from operations and cash flows would not be adversely affected if the applicable interest rate were increased one percent.

The Company is exposed to risk from changing foreign currency exchange rates. The Company's sales are denominated either in U.S. dollars, GBP or H.K. dollars. The majority of the Company's expenses are denominated in H.K. dollars, followed by RMB, GBP and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative value of the U.S. dollar, the GBP, the H.K. dollar and the RMB. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the H.K. dollar or RMB relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. If exchange rates on such currencies were to fluctuate 10%, the Company believes that its results from operations and cash flows would not be adversely affected.

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

ITEM 8 - REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Zindart Limited:

We have audited the accompanying consolidated balance sheets of Zindart Limited (incorporated in Hong Kong; "the Company") and subsidiaries ("the Group") as of March 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the years ended March 31, 1999, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zindart Limited and subsidiaries as of March 31, 2000 and 2001, and the results of their operations, comprehensive income and cash flows for the years ended March 31, 1999, 2000 and 2001, in conformity with generally accepted accounting principles in the United States of America.





                                           ARTHUR ANDERSEN & CO
                                       Certified Public Accountants
                                                 Hong Kong



Hong Kong,
June 11, 2001

                        ZINDART LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          AS OF MARCH 31, 2000 AND 2001

      (Amounts expressed in United States dollars unless otherwise stated)


                                                              Note                2000                  2001
                                                              ----              -------               -------
                                                                                 $'000                 $'000
ASSETS
------

Current assets:
   Cash and bank deposits                                                        12,488                 8,738
   Short-term investment                                        4                     -                   130
   Accounts receivable, net                                     5                27,015                28,177
   Bills receivable                                                                 140                     -
   Inventories, net                                             6                14,824                13,783
   Deposits and prepayments                                     7                 4,843                 6,599
   Loan receivable, current portion                             8                     -                   500
                                                                                -------               -------

         Total current assets                                                    59,310                57,927

Property, machinery and equipment, net                          9                35,804                33,267
Loan receivable, non-current portion                            8                 2,300                 1,800
Goodwill, net                                                  10                49,184                47,210
                                                                                -------               -------

         Total assets                                                           146,598               140,204
                                                                                =======               =======

LIABILITIES, MINORITY INTERESTS AND
   SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term bank borrowings                                  11                 5,933                10,872
   Long-term bank loans, current portion                       12                12,000                 2,851
   Capital lease obligations, current portion                  13                 1,684                 1,901
   Convertible note, current portion                           14                 1,429                 1,276
   Accounts payable                                                              14,526                14,705
   Receipts in advance                                                            1,358                 1,539
   Accrued liabilities                                         15                10,062                11,165
   Taxation payable                                            16                 2,237                 1,456
                                                                                -------               -------

         Total current liabilities                                               49,229                45,765

Long-term bank loans, non-current portion                      12                12,000                11,822
Capital lease obligations, non-current portion                 13                 3,160                 1,413
Convertible note, non-current portion                          14                 3,332                 1,702
Deferred taxation                                              16                   967                   981
                                                                                -------               -------

         Total liabilities                                                       68,688                61,683
                                                                                -------               -------

Minority interests                                                                1,105                 1,253
                                                                                -------               -------

Shareholders' equity:
   Common stock, par value $0.0646 (equivalent of
     HK$0.5):
     - authorized - 15,000,000 shares as of March
         31, 2000 and 2001;
     - outstanding and fully paid - 8,167,458 shares
         as of March 31, 2000 and 8,834,125 shares
         as of March 31, 2001;                                 17                   528                   571
     - reserved and to be issued - 666,667 shares as
         of March 31, 2000 and nil as of March 31,
         2001                                                                        43                    --
   Additional paid-in capital                                                    38,634                38,634
   Retained earnings                                                             37,882                40,064
   Accumulated other comprehensive loss                                            (282)               (2,001)
                                                                                -------               -------

         Total shareholders' equity                                              76,805                77,268
                                                                                -------               -------

         Total liabilities, minority interests and
           shareholders' equity                                                 146,598               140,204
                                                                                =======               =======


   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001

                  (Amounts expressed in United States dollars)

                                           Note       1999             2000             2001
                                           ----    ----------       ----------       ----------
                                                      $'000            $'000            $'000
Net sales                                  22.a       113,605          137,120          136,083
Cost of goods sold                                    (78,323)         (91,845)         (93,161)
                                                   ----------       ----------       ----------
       Gross profit                                    35,282           45,275           42,922

Selling, general and administrative
    expenses                                          (20,479)         (30,806)         (34,922)
Interest income                                           743              697              546
Interest expense                                         (708)          (2,388)          (3,827)
Other income, net                                         161              208              419
Amortization of goodwill                                 (698)          (1,542)          (1,974)
                                                   ----------       ----------       ----------

       Income before income taxes                      14,301           11,444            3,164

Income tax expense                         16          (1,377)          (2,099)            (688)
                                                   ----------       ----------       ----------

       Income before minority interests                12,924            9,345            2,476

Minority interests                                       (757)            (307)            (294)
                                                   ----------       ----------       ----------

       Net income                                      12,167            9,038            2,182
                                                   ==========       ==========       ==========

Other comprehensive loss, net of tax:
    Translation adjustments                              (147)            (149)          (1,679)
    Unrealized loss on short-term
       investment                                          --               --              (40)
                                                   ----------       ----------       ----------

       Comprehensive income                            12,020            8,889              463
                                                   ==========       ==========       ==========

Earnings per common share

    - Basic                                        $     1.38       $     1.02       $     0.25
                                                   ==========       ==========       ==========

    - Diluted                                      $     1.38       $     1.02       $     0.25
                                                   ==========       ==========       ==========
Weighted average number of common
    shares outstanding

    - Basic                                         8,804,000        8,822,000        8,834,000
                                                   ==========       ==========       ==========

    - Diluted                                       8,827,000        8,874,000        8,834,000
                                                   ==========       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001

                  (Amounts expressed in United States dollars)


                                          Common stock
                           -------------------------------------------------
                                 Issued            Reserved and to be issued
                           --------------------    -------------------------
                                                                                                         Accumulated
                                                                                                            other
                                                                                Additional               comprehensive      Total
                           Number of                Number of                    paid-in      Retained      income     shareholders'
                            shares      Amount       shares        Amount        capital      earnings      (loss)        equity
                           ---------    -------     ---------      -------      ----------    --------   ------------  -------------
                              '000        $'000         '000         $'000         $'000         $'000        $'000         $'000

Balance as of March          7,733          500          667            43        33,593        16,677           14        50,827
   31, 1998

Issuance of common             414           27            -             -         5,213             -            -         5,240
   stock

Common stock issuance            -            -            -             -          (309)            -            -          (309)
   expenditures

Net income                       -            -            -             -             -        12,167            -        12,167

Translation                      -            -            -             -             -             -         (147)         (147)
   adjustments
                           -------      -------      -------       -------       -------       -------      -------       -------

Balance as of March          8,147          527          667            43        38,497        28,844         (133)       67,778
   31, 1999

Issuance of common              20            1            -             -           137             -            -           138
   stock

Net income                       -            -            -             -             -         9,038            -         9,038

Translation                      -            -            -             -             -             -         (149)         (149)
   adjustments
                           -------      -------      -------       -------       -------       -------      -------       -------

Balance as of March          8,167          528          667            43        38,634        37,882         (282)       76,805
   31, 2000

Issuance of common             667           43         (667)          (43)            -             -            -             -
   stock

Net income                       -            -            -             -             -         2,182            -         2,182

Translation                      -            -            -             -             -             -       (1,679)       (1,679)
   adjustments

Unrealized loss on               -            -            -             -             -             -          (40)          (40)
   short-term
   investment
                           -------      -------      -------       -------       -------       -------      -------       -------

Balance as of March          8,834          571            -             -        38,634        40,064       (2,001)       77,268
   31, 2001
                           =======      =======      =======       =======       =======       =======      =======       =======


The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001

                  (Amounts expressed in United States dollars)



                                                       1 9 9 9           2 0 0 0          2 0 0 1
                                                      ----------       ----------       ----------
                                                           $'000            $'000            $'000
Cash flows from operating activities:
Net income                                                12,167            9,038            2,182
Adjustments to reconcile net income to net cash
   provided by operating activities-
   Minority interests                                        757              307              294
   Amortization of goodwill                                  698            1,542            1,974
   Amortization of loan arrangement fee                    1,185              233              825
   Depreciation of property, machinery and
     equipment                                             4,237            6,274            6,994
   Net (gain) loss on disposal of property,
     machinery and equipment                                 (21)               7                2
   Gain of short-term investment                               -                -             (170)
   Deferred taxation                                          61               (4)              14
(Increase) Decrease in operating assets-
   Accounts receivable, net                                6,189             (293)          (1,162)
   Bills receivable                                         (201)             116              140
   Inventories, net                                        2,872              510            1,041
   Deposits and prepayments                                  521           (1,084)          (2,087)
Increase (Decrease) in operating liabilities-
   Accounts payable                                       (1,105)           5,334              179
   Receipts in advance                                    (1,597)            (444)             181
   Accrued liabilities                                      (338)          (3,156)           1,103
   Taxation payable                                        1,072             (758)            (781)
                                                      ----------       ----------       ----------

       Net cash provided by operating activities          26,497           17,622           10,729
                                                      ----------       ----------       ----------

Cash flows from investing activities:
Acquisitions, net of cash acquired                             -          (47,126)               -
Increase in investment of subsidiaries                    (1,663)               -                -
Acquisition of property, machinery and equipment          (4,840)          (7,317)          (5,336)
Proceeds from disposal of property, machinery                 29               28                3
   and equipment
Increase in loan receivable                                    -           (2,300)               -
                                                      ----------       ----------       ----------

       Net cash used in investing activities              (6,474)         (56,715)          (5,333)
                                                      ----------       ----------       ----------

                                                               (To be continued)

                        ZINDART LIMITED AND SUBSIDIARIES

                FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001

                  (Amounts expressed in United States dollars)



                                                         1 9 9 9            2 0 0 0            2 0 0 1
                                                      ------------       ------------       ------------
                                                             $'000              $'000              $'000
Cash flows from financing activities:
Net proceeds from issuance of common stock                   4,931                138                  -
New short-term bank borrowings                                   -              5,933             30,587
Repayment of short-term bank borrowings                          -             (3,984)           (25,648)
New long-term bank loans                                         -             30,000              5,673
Repayment of long-term bank loans                                -             (6,000)           (15,000)
New capital lease                                                -              4,844                217
Repayment of capital element of capital lease
   obligations                                                   -                  -             (1,747)
Issuance of convertible note                                     -              4,761                  -
Repayment of convertible note                                    -                  -             (1,783)
Repayment of revolving credit facility                     (30,000)                 -                  -
Payment of loan arrangement fee                                  -               (875)              (494)
Dividends paid by subsidiaries to their minority
   shareholders                                               (151)              (148)              (146)
                                                      ------------       ------------       ------------

       Net cash (used in) provided by financing
         activities                                        (25,220)            34,669             (8,341)
                                                      ------------       ------------       ------------

Effect of translation adjustments on cash                     (115)              (149)              (805)
                                                      ------------       ------------       ------------

Net decrease in cash and bank deposits                      (5,312)            (4,573)            (3,750)

Cash and bank deposits, as of beginning of year             22,373             17,061             12,488
                                                      ------------       ------------       ------------

Cash and bank deposits, as of end of year                   17,061             12,488              8,738
                                                      ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts expressed in United States dollars unless otherwise stated)



1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Zindart Limited ("the Company") was incorporated in Hong Kong in July 1977. Its shares have become listed on the Nasdaq National Market since February 1997.

The Company maintains its head office in Hong Kong. The Company and its subsidiaries ("the Group") are principally engaged in the manufacturing of die-cast, injection-molded plastic and paper products under Original Equipment Manufacturing ("OEM") arrangements, and the design, marketing and distribution of die-cast products under its proprietary brand name.

The Group is subject to, among others, the following operating risks:

Country risk

As a major portion of the Group's operations are conducted in Mainland China, the Group is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in Mainland China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Dependence on strategic relationship

The Group conducts its manufacturing operations through its contractual joint ventures established between the Group and two Chinese parties, and subcontracting agreements entered into with certain Chinese parties. The deterioration of any or all these strategic relationships may have an adverse effect on the operations of the Group.

Concentration of credit risk

Concentration of credit risk is primarily limited to trade accounts receivable and is subject to the financial conditions of certain major customers. The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections. As of March 31, 2000 and 2001, the Group's five largest accounts receivable accounted for approximately 37% and 31%, respectively, of the Group's gross accounts receivable.

Dependence on a limited number of suppliers

The Group purchases raw materials from a limited number of suppliers. Purchases from five largest suppliers accounted for approximately 32%, 24% and 15%, respectively, of the Group's net purchases for the years ended March 31, 1999, 2000 and 2001.


2. SUBSIDIARIES

Details of the Company's subsidiaries as of March 31, 2001 were as follows:

                                             Place of        Percentage of
              Name                         incorporation     equity interest        Principal activities
----------------------------------------  -----------------  ----------------  -------------------------------
Corgi Classics Inc.                        United States          100%         Marketing and distribution of
                                             of America                          die-cast products

Corgi Classics Limited                     United Kingdom     100% - Note a    Design, marketing and
                                                                                 distribution of die-cast
                                                                                 products

Corgi Classics Holdings Limited            United Kingdom     100% - Note a    Investment holding

Dongguan Xinda Giftware Company Limited    Mainland China     100% - Note b    Manufacturing of die-cast and
                                                                                 injection-molded plastic
                                                                                 products

Guangzhou Jin Yi Advertising Company       Mainland China      90% -Note c     Inactive
   Limited

Hua Yang Holdings Company Limited          Cayman Islands         100%         Investment holding

Hua Yang Printing Holdings Company           Hong Kong            100%         Printing and assembly of
   Limited                                                                       books and specialty
                                                                                 packaging

Interval Investment Holdings Limited        The British           100%         Inactive
                                           Virgin Islands

Luen Tat Model Design Company Limited       The British            51%         Design and production of
                                           Virgin Islands                        molds and tooling models

Luen Tat Mould Manufacturing Limited        The British            90%         Provision of technical
                                           Virgin Islands                        support service on mold
                                                                                 production

Onchart Industrial Limited                  The British            55%         Provision of technical
                                           Virgin Islands                        support service on mold
                                                                                 production

Shenzhen Huaxuan Printing Product          Mainland China     100% - Note d    Printing and assembly of
   Company Limited                                                               books and specialty
                                                                                 packaging

Wealthy Holdings Limited                    The British           100%         Inactive
                                           Virgin Islands


Zindart Limited                               Bermuda             100%         Inactive

Zindart Marketing Service Limited           The British           100%         Inactive
                                           Virgin Islands

Notes -

a. In July 1999, Corgi Classics Holdings Limited (formerly known as Exitarena Limited), a wholly-owned subsidiary, acquired 100% equity interest in Corgi Classics Limited, a company incorporated in the United Kingdom, for a consideration of approximately $46,125,000 (equivalent of Pound Sterling 29,000,000), including cash of approximately $40,313,000 (equivalent of approximately Pound Sterling 25,346,000) and assumption of debt of approximately $5,812,000 (equivalent of approximately Pound Sterling 3,654,000). The acquisition was financed by a bank loan, a convertible note of approximately $4,761,000 (equivalent of Pound Sterling 3,000,000) (see Note 14), and internal resource.

        The acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the date of acquisition while the balance of approximately $38,724,000 was recorded as goodwill and was being amortized over 30 years on a straight-line basis. The results of operations of Corgi Classics Limited were included in the consolidated financial statements of the Company from the date of acquisition.

        The following unaudited pro forma summary presents information as if Corgi Classics Limited had been acquired at the beginning of financial years ended March 31, 1999 and 2000. The pro forma information gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense and amortization of goodwill. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the periods presented or that may be obtained in the future.

                                 1 9 9 9            2 0 0 0
                               ------------      ------------
                                   $'000             $'000


Net sales                           143,686           148,794
Net income                           10,732             8,573
                               ============      ============
Earnings per common share
- Basic                        $       1.22      $       0.97
- Diluted                      $       1.22      $       0.97
                               ============      ============

b. Dongguan Xinda Giftware Company Limited is a contractual joint venture established in the open coastal area in Mainland China to be operated for 15 years until November 2009. Under the joint venture agreement and the supplemental agreement thereto, the Group is entitled to 100% of the joint venture's profit after paying its joint venture partner a pre-determined annual fee (see Note 19.b). In view of the profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.

c. In April 1996, the Group acquired a 90% interest in Guangzhou Jin Yi Advertising Company Limited, a contractual joint venture established in Mainland China, for approximately $323,000. During the year ended March 31, 1997, the Group recovered approximately $239,000 and recorded full provision against the remaining balance of approximately $84,000. As of March 31, 2001, the Group was in the process of dissolving this joint venture.

d. Shenzhen Huaxuan Printing Product Company Limited is a contractual joint venture established in a special economic zone in Mainland China to be operated for 15 years until October 2010. Under the joint venture agreement, the Group is entitled to 100% of the joint venture's profit after paying its joint venture partner a pre-determined annual fee (see
        Note 19.b). In view of the profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of consolidation

        The consolidated financial statements include the accounts of the Company, its subsidiaries and contractual joint ventures which are considered as de facto subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

b.      Subsidiaries

        A subsidiary is a company in which the Company holds, directly or indirectly, more than 50% of its issued voting share capital as long-term investment and over which it can exercise control, as defined under generally accepted accounting principles.

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

d.      Cash and cash equivalents

        Cash and cash equivalents include cash on hand, amount on deposit with banks and highly liquid investments with maturity of three months or less at the time of acquisition.

e.      Short-term investment

        The Group classifies its existing short-term investment as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115: "Accounting for Certain Investments in Debt and Equity Securities" and Emerging Issues Task Force Issue No. 96-11: "Accounting for Forward Contracts and Purchased Options to Acquire Securities Covered by SFAS No. 115." The short-term investment is carried at fair value, with unrealized gains and losses reported in shareholders' equity as a component of other comprehensive loss.

f.      Inventories

        Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. Costs of work-in-process and finished goods consisted of direct materials, direct labour and an attributable portion of production overheads. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

        When inventories are sold, the carrying amount is charged to expense in the period in which the revenue is recognized. Writedowns for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs.

g.      Property, machinery and equipment

        Property, machinery and equipment are recorded at cost. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

        Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: land - 50 years, buildings - 25 to 50 years, machinery and tools - 3 to 10 years, furniture and office equipment - 5 to 8 years, and motor vehicles - 3 to 4 years.

        The Group accounts for property, machinery and equipment in accordance with Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" which requires impairment loss to be recognized on the long-lived assets when the sum of expected future cash flows (undiscounted and without interest charges) resulted from the use of the asset and its eventual disposition is less than the carrying amount of the assets. Measurement of the impairment loss is based on the fair value of the assets. If an impairment is present, the asset is reported at the lower of carrying value or fair value.

h.      Goodwill

        Goodwill, being the excess of cost over the fair value of the Group's share of net assets of subsidiaries acquired, is amortized on a straight-line basis over the estimated economic lives as follows: Luen Tat Model Design Company Limited and Luen Tat Mould Manufacturing Limited - 10 years, Hua Yang Holdings Company Limited - 20 years and Corgi Classics Limited - 30 years. Management reviews and evaluates the recoverability of goodwill periodically as part of its assessment of the recoverability of the Group's share of net assets of subsidiaries to which it relates. The determinants used for this evaluation include management's estimate of the underlying assets' ability to generate positive income from operations and positive cash flow in future periods. In the opinion of the management, no impairment existed as of March 31, 2001.

i.      Convertible note

        The Group accounts for convertible note in accordance with Accounting Principles Board Opinions No. 14: "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants," which requires the convertible note to be stated at cost, and no portion of the proceeds from the issuance of the convertible note should be accounted for as attributable to the embedded conversion feature.

j.      Sales recognition

        Sales represent the invoiced value of merchandize supplied to customers, after allowances for returns and discounts. Sales are recognized upon delivery of merchandize and passage of title to customers.

        Deposits or advance payments from customers prior to delivery and passage of title of merchandize are recorded as receipts in advance.

k.      Advertising costs

        Advertising costs are expensed the first time the advertising takes place, except for certain direct-response advertising costs, consisting primarily of magazine and newspaper space, artwork and printing expenditures, which are capitalized and amortized over its expected period of future benefits.

l.      Research and development expenditures

        Research and development expenses are charged to expenses as incurred.

m.      Income taxes

        The Group accounts for income tax under the provision of Statement of Financial Accounting Standards No. 109: "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax is provided using the liability method and is recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

n.      Foreign currency translation

        The Company's functional currency is United States dollars as a substantial portion of the Group's business activities is based in United States dollars. The translation of financial statements into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are treated as translation adjustments and included in the accumulated other comprehensive income in shareholders' equity. Aggregate (losses) gains from foreign currency transactions included in the results of operations for the years ended March 31, 1999, 2000 and 2001 were approximately $(62,000), $(94,000) and $255,000, respectively.

o.      Comprehensive income

        The Group has adopted Statement of Financial Accounting Standards No. 130: "Reporting Comprehensive Income" which requires the Group to report all changes in equity during a period, except for those resulting from investment by owners and distribution to owners, in financial statements for the period in which they are recognized. The Group has presented comprehensive income, which encompasses net income, foreign currency translation adjustments and unrealized loss on short-term investment, in the statement of operations and comprehensive income.

p.      Earnings per common share

        Earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128: "Earnings Per Share," by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock outstanding and adjusted to include the potentially dilutive effect of outstanding stock options to the extent such instruments were dilutive during the period.

        The numerator in calculating both basic and diluted earnings per share for each year is the reported net income. The difference between basic and diluted weighted average number of common shares results from the assumption that dilutive stock options outstanding were exercised. Options and convertible note outstanding during the year ended March 31, 2001 were not included in the computation of diluted earnings per common share because they were anti-dilutive.

q.      Stock-based compensation

        The Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25: "Accounting for Stock Issued to Employees." Compensation expense related to employee stock options is recorded only if the fair value of the underlying stock exceeds the exercise price on the date of grant. The Company adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123: "Accounting of Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock grants as if the fair-value-based method of accounting as prescribed in SFAS No. 123 had been applied to these transactions.

r.      Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

s.      Fair value of financial instruments

        The carrying amounts for cash and bank deposits, accounts receivable, bills receivable, short-term borrowings and accounts payable approximate fair value because of the short maturity of those instruments. The carrying amounts for short-term investment, loan receivable, long-term bank loans, capital lease obligations and convertible note either approximate their fair values as of March 31, 2001 or are estimated based on the quoted market prices for the same or similar issues.

t.      Recent accounting standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by several subsequent standards. These standards require that an entity recognizes derivative instruments as either assets or liabilities on its balance sheet and measure those instruments at fair values. Changes in the fair value of derivative instruments are to be recorded each period in income or as part of a hedged transaction. These standards become effective for the Group on April 1, 2001. The Group will record the effect of adopting this Statement in the first quarter of the financial year ending March 31, 2002. The effect of adopting this Statement will not be material to the Group's financial position or results of operations.

4.       SHORT-TERM INVESTMENT

On May 13, 2000, the Company received warrants from the borrower ("the Borrower") of the $2,300,000 loan in connection with the extension of such credit facility for an addition year to May 12, 2001 (see Note 8). The warrants entitle the Company to purchase a maximum of 150,000 shares of common stock of the Borrower at a price of $1.7325 per share, representing the average of the closing bid prices of the Borrower's common stock over twenty trading days prior to May 13, 2000. The warrants are non-transferable and are exercisable during a two-year period ending May 12, 2002.

The estimated fair value of the warrants upon receipt was approximately $170,000, as determined by using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate                                     6.81%
Expected dividend yield                                     -
Expected warrant life                                       2 years
Expected stock price volatility                             158.9%
                                                            ========

The estimated fair value of the warrants has been recognized upon receipt and amortized over the one-year period of the aforementioned credit facility. No warrants have been exercised during the year. As of March 31, 2001, the fair value of the warrants, as determined using the Black-Scholes option-pricing model, was approximately $130,000, resulting in an unrealized loss of $40,000 reported in shareholders' equity as a component of other comprehensive loss.



5.      ACCOUNTS RECEIVABLE

Accounts receivable consists of:

                                              2 0 0 0            2 0 0 1
                                           ------------       ------------
                                               $'000              $'000

Trade receivables                                30,934             32,980
Less: Allowance for doubtful accounts            (3,919)            (4,803)
                                           ------------       ------------

Accounts receivable, net                         27,015             28,177
                                           ============       ============

6.       INVENTORIES

Inventories consist of:

                                                      2 0 0 0            2 0 0 1
                                                    ------------      ------------
                                                        $'000             $'000
Raw materials                                              6,092             4,529
Work-in-process                                            3,343             1,860
Finished goods                                             5,389             7,394
                                                    ------------      ------------

Inventories, net                                          14,824            13,783
                                                    ============      ============



7.       DEPOSITS AND PREPAYMENTS

Deposits and prepayments consist of:

                                                      2 0 0 0            2 0 0 1
                                                    ------------      ------------
                                                        $'000             $'000
Deposits for acquisition of moulds                           527               685
Rental and utility deposits                                   99               101
Prepaid loan interest and related facility fee             1,042               711
Prepaid advertising costs                                  1,403             2,149
Other prepayments                                          1,621             2,793
Others                                                       151               160
                                                    ------------      ------------

                                                           4,843             6,599
                                                    ============      ============



8.       LOAN RECEIVABLE

Maturities of loan receivable are as follows:

                                                       2 0 0 0            2 0 0 1
                                                     ------------      ------------
                                                         $'000             $'000
Receivable during the following period
    - Within one year                                           -               500
    - Over one year but not exceeding two years             2,300             1,800
                                                     ------------      ------------

                                                            2,300             2,300
Less: Current portion                                           -              (500)
                                                     ------------      ------------

Non-current portion                                         2,300             1,800
                                                     ============      ============

During the year ended March 31, 2000, the Company entered into a credit facility agreement with the Borrower for a line of credit up to $2,300,000. The credit facility was collateralized by certain assets of the Borrower and bore interest at LIBOR plus 5%. On May 13, 2000, the Borrower exercised the option under the terms of the credit facility agreement to extend the maturity date of the credit facility for an additional year to May 13, 2001. Pursuant to the credit facility agreement, the Borrower issued warrants to the Company for purchase of a maximum of 150,000 shares of common stock of the Borrower at a price of $1.7325 per share, representing the average of the closing bid prices of the Borrower's common stock over twenty trading days prior to May 13, 2000. The warrants are non-transferable and are exercisable during a two-year period ending May 12, 2002 (see Note 4).

On April 16, 2001, the Company has entered into an amendment to the credit facility agreement with the Borrower, which extends the maturity of the credit facility to June 30, 2002. Pursuant to this amendment, the Borrower has repaid $250,000 to the Company in April 2001.


9.       PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consist of:

                                               2 0 0 0            2 0 0 1
                                            ------------       ------------
                                                $'000              $'000
Property, machinery and equipment:
    Land                                           2,456              2,456
    Buildings                                     14,261             14,153
    Machinery and tools                           32,677             35,687
    Furniture and office equipment                 7,642              8,667
    Motor vehicles                                   825                867
                                            ------------       ------------

Cost                                              57,861             61,830
Less: Accumulated depreciation                   (22,057)           (28,563)
                                            ------------       ------------

Property, machinery and equipment, net            35,804             33,267
                                            ============       ============

Effective from April 1, 2000, the Group changed its accounting estimates relating to depreciation of tools. The estimated useful lives for certain tools were extended from three years to four years. The change was based upon the effect of the expansion of the Group Corgi operation into the United States market which has resulted in assets with longer productive lives. As a result of the change, net income for the year ended March 31, 2001 was increased by approximately $879,000 and basic and diluted earnings per common share were increased by approximately $0.10 and $0.10, respectively.

As of March 31, 2000 and 2001, land and buildings with net book value of approximately $607,000 and $589,000, respectively, were situated in Hong Kong and were held under leases expiring in 2047, and land and buildings with net book value of approximately $13,503,000 and $12,836,000, respectively, were situated in Mainland China and were held under land use rights of 50 years until 2044 and 2047.

As of March 31, 2000 and 2001, certain machinery and tools with net book value of approximately $4,913,000 and $4,139,000, respectively, were held under capital leases (see Note 13).



10.      GOODWILL

Goodwill consists of:

                                      2 0 0 0             2 0 0 1
                                    ------------       ------------
                                       $'000               $'000

Goodwill                                  51,539             51,539
Less: Accumulated amortization            (2,355)            (4,329)
                                    ------------       ------------

Goodwill, net                             49,184             47,210
                                    ============       ============



11.      SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of:

                                      2 0 0 0             2 0 0 1
                                    ------------       ------------
                                       $'000               $'000

Bank loans                                 4,645              4,683
Bills payable                                640                  -
Trust receipts loans                         648              6,189
                                    ------------       ------------

                                           5,933             10,872
                                    ============       ============

Bills payable is a form of bank borrowings with payment term up to 120 days and is non-interest bearing until they become trust receipts loans. As of March 31, 2001, the weighted-average interest rates on bank loans and trust receipts loans were approximately 9.84% per annum and 8.00% per annum, respectively.

12.      LONG-TERM BANK LOANS

Maturities of long-term bank loans are as follows:

                                                         2 0 0 0             2 0 0 1
                                                       ------------       ------------
                                                          $'000               $'000

Payable during the following period
    - Within one year                                        12,000              2,851
    - Over one year but not exceeding two years              12,000              5,918
    - Over two years but not exceeding five years                 -              5,904
                                                       ------------       ------------

                                                             24,000             14,673
Less: Current portion                                       (12,000)            (2,851)
                                                       ------------       ------------

Non-current portion                                          12,000             11,822
                                                       ============       ============

The long-term bank loans bore interest at LIBOR plus 1.5% to 2.0% (equivalent to 7.79% to 8.29% per annum as of March 31, 2001). The loan was secured by charges over the Company's entire interest in Corgi Classics Holdings Limited and Corgi Classics Limited.


13.         CAPITAL LEASE OBLIGATIONS

Machinery and tools held under capital leases are:

                                                         2 0 0 0             2 0 0 1
                                                       ------------       ------------
                                                          $'000               $'000

Cost                                                         10,577             10,701
Less: Accumulated depreciation                               (5,664)            (6,562)
                                                       ------------       ------------

                                                              4,913              4,139
                                                       ============       ============

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, are:

                                                            2 0 0 0            2 0 0 1
                                                         ------------       ------------
                                                            $'000              $'000

Payable during the following period
    - Within one year                                           2,090              2,119
    - Over one year but not exceeding two years                 2,090              1,301
    - Over two years but not exceeding three years              1,264                149
    - Over three years but not exceeding four years                98                 30
                                                         ------------       ------------

Total minimum lease payments                                    5,542              3,599
Less: Amount representing interest element                       (698)              (285)
                                                         ------------       ------------

Present value of minimum lease payments                         4,844              3,314
Less: Current portion                                          (1,684)            (1,901)
                                                         ------------       ------------

Non-current portion                                             3,160              1,413
                                                         ============       ============

The capital leases bore interest at Hong Kong prime rate plus 0.25% and United States prime rate plus 0.75% (equivalent to 8.25% to 8.75% per annum as of March 31, 2001). The leases were secured by charges over the Group's certain machinery and tools (see Note 9).



14.     CONVERTIBLE NOTE

Maturities of convertible note are as follows:

                                                          2 0 0 0             2 0 0 1
                                                        ------------       ------------
                                                           $'000               $'000
Payable during the following period
    - Within one year                                          1,429              1,276
    - Over one year but not exceeding two years                1,429              1,702
    - Over two years but not exceeding three years             1,903                  -
                                                        ------------       ------------

                                                               4,761              2,978

Less: Current portion                                         (1,429)            (1,276)
                                                        ------------       ------------

Non-current portion                                            3,332              1,702
                                                        ============       ============

During the year ended March 31, 2000, in connection with the acquisition of Corgi Classics Limited (see Note 2.a), the Company issued a convertible note of approximately $4,761,000 (equivalent of Pound Sterling 3,000,000), which is exchangeable for the common stock of the Company. The convertible note is unsecured, bears interest at 7% and matures at various dates within a three-year period to July 2002. The conversion right is exercisable upon the maturity dates, at a price equal to 80% of the average market price of the common stock over a ten-day period prior to the exercise, and subject to the condition that the average market price exceeds $12 per share. No conversion right under the convertible note has been exercised during the year ended March 31, 2000 and 2001.


15.     ACCRUED LIABILITIES

Accrued liabilities consist of:

                                                2 0 0 0           2 0 0 1
                                              ------------      ------------
                                                 $'000             $'000

Accruals for operating expenses
    - Workers' wages, salaries and bonus             2,025             2,200
    - Management bonus                                 614               380
    - Rental expenses                                  246                82
    - Freight charges and packing fee                  499               347
    - Utility charges                                  287               277
    - Others                                         1,816             1,855
Commission                                             456                31
Raw materials purchases                              2,410             3,629
Factory consumables                                    388               637
Subcontracting charges                                 325               849
Others                                                 996               878
                                              ------------      ------------

                                                    10,062            11,165
                                              ============      ============

16.     INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company and the Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16%. The United Kingdom subsidiaries are subject to United Kingdom profits tax at a rate of 31%. The British Virgin Islands subsidiaries are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Islands income taxes. The Cayman Islands subsidiary is incorporated under the Companies Law of the Cayman Islands as a limited liability exempted company and accordingly, is exempted from payment of the Cayman Islands income taxes until 2014. The Bermuda subsidiary is incorporated under the Companies Act 1981 of Bermuda and accordingly, is exempted from payment of the Bermuda income taxes until 2016. The joint venture established in the open coastal area of Mainland China is subject to Mainland Chinese income taxes at a rate of 27% (24% state income tax and 3% local income tax), while the joint venture established in a special economic zone in Mainland China is subject to Mainland Chinese income taxes at a rate of 15%. However, these joint venture enterprises are exempted from state income tax and local income tax for two years starting from the first year of profitable operations after offsetting prior years' losses, followed by a 50% reduction in state income tax for the next three years. The tax exemption period of Dongguan Xinda Giftware Company Limited started on January 1, 1999 and expired on December 31, 2000. It is subject to Mainland Chinese state income tax at the rate of 12% for the three months ended March 31, 2001. The tax exemption period of Shenzhen Huaxuan Printing Product Company Limited expired on December 31, 1997 and it is subject to Mainland Chinese state income tax at the rate of 7.5% for the year ended March 31, 2000 and for the nine months ended December 31, 2000. Starting from January 1, 2001, it is subject to Mainland Chinese state income tax at the rate of 15%.

If the tax holiday for the joint ventures established in Mainland China did not exist, the Group's income tax provisions would have been increased by approximately $120,000, $90,000 and $179,000 for the years ended March 31, 1999, 2000 and 2001, respectively. Basic earnings per common share would have been approximately $1.37, $1.01 and $0.23 for the years ended March 31, 1999, 2000 and 2001, respectively. Diluted earnings per common share would have been approximately $1.36, $1.01 and $0.23 for the years ended March 31, 1999, 2000 and 2001, respectively.

Income tax expense consists of:

                                                  1 9 9 9              2 0 0 0             2 0 0 1
                                                ------------        ------------        ------------
Current taxes
    - Hong Kong profits tax                            1,332               1,413                 720
    - United Kingdom profits tax                           -                 594                (146)
    - Mainland Chinese income taxes                       94                  96                 101
    - Utilization of tax loss carried
        forward                                          (75)                  -                   -
    - Special rebate by Hong Kong
        Government                                       (35)                  -                   -

Deferred taxes                                            61                  (4)                 13
                                                ------------        ------------        ------------

                                                       1,377               2,099                 688
                                                ============        ============        ============

The reconciliation of the Hong Kong statutory profits tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statements of operations is as follows:

                                                  1 9 9 9              2 0 0 0             2 0 0 1
                                                ------------        ------------        ------------
Hong Kong statutory profits tax rate                    16.0%               16.0%               16.0%
Effect of difference in income tax rate                 (0.8)%               2.5%               (7.9)%
Non-taxable income arising from activities
    which qualified as offshore                         (6.3)%              (6.6)%              (8.1)%
Other non-deductible activities                          0.7%                6.4%               21.7%
                                                ------------        ------------        ------------

Effective income tax rate                                9.6%               18.3%               21.7%
                                                ============        ============        ============

Taxation payable consists of:

                                     2 0 0 0            2 0 0 1
                                   ------------      ------------
                                      $'000             $'000

Hong Kong profits tax                       903               837
Mainland Chinese income taxes                 -                47
United Kingdom profits tax                1,334               572
                                   ------------      ------------

                                          2,237             1,456
                                   ============      ============

Deferred tax liabilities as of March 31, 2000 and 2001 represent the tax effect of accumulated differences between depreciation expense for financial reporting purpose and such amount as measured by tax laws.


17.     COMMON STOCK

As of April 1, 1998 (the earliest date covered by these financial statements), the Company had 15,000,000 shares of common stock, par value HK$0.50 each, authorized, 7,733,333 shares of common stock outstanding and 666,667 shares of common stock reserved and to be issued.

In April 1998, the Company issued 403,333 shares of common stock, par value HK$0.50 each, for cash consideration of $12.75 per share pursuant to options granted to underwriters of the public offering in March 1998, and raised net proceeds of approximately $4,834,000. In July 1998, the Company issued 10,625 shares of common stock, par value HK$0.50 each, for cash consideration of $9.125 per share in respect of the exercise of stock options granted under the Company's 1997 equity incentive plan. In November 1999, the Company issued 20,500 shares of common stock, par value HK$0.50 each, for cash consideration of $6.75 per share in respect of the exercise of stock options granted under the Company's 1997 equity incentive plan.

In November 2000, the Company issued 666,667 shares of common stock, par value HK$0.50 each, which have been reserved for issue to the former shareholders of Hua Yang Holdings Company Limited ("HYHCL"), in connection with the Company's acquisition of HYHCL in February 1998. The financial statements for the year ended March 31, 1999 have given retroactive effect to the issuance of 279,863 shares of common stock relating to the acquisition of the effective interest of HYHCL owned by the ChinaVest IV Funds, on the basis of reorganization of companies under common control, similar to a pooling of interests.


18.     STOCK OPTIONS

The Company has stock-based compensation plan, under which non-qualified stock options may be granted to certain employees and directors. Under the 1997 equity incentive plan, the Company may grant up to 1,320,000 shares of common stock to its employees and directors. The options granted under the plan is to purchase common stock of the Company at not less than fair market value at the date of grant. Employees options are generally vested to the employees in equal installments within a four-year period, and expire 10 years after issuance.

In 1998, the Company entered into a stock option agreement with one of its directors such that the Company granted options to this director to purchase up to 300,000 shares of common stock. The exercise price of options granted under this agreement is set at a price not less than fair market value at the date of grant. The options vest within four years, and expire 10 years after issuance.

During the year ended March 31, 2001, the Company entered into stock option agreements with certain of its directors such that the Company granted options to these directors to purchase up to 405,000 shares of common stock. The exercise prices of options granted under these agreements are set at a price not less than the fair market value at the date of the respective grant. Generally, these options are vested within a three to four year period, and expire 10 years after issuance.

Changes in outstanding options under the plan during the years ended March 31, 2000 and 2001 are as follows:

                                                     2 0 0 0                            2 0 0 1
                                         ---------------------------------  ---------------------------------
                                                              Weighted                           Weighted
                                            Number of         average          Number of          average
                                             shares        exercise price       shares         exercise price
                                         ----------------  ---------------  ----------------  ---------------
                                                                 $                                  $
Outstanding, beginning of year                   749,500             6.75           826,000             6.78
Granted at market price                          166,500             6.88           900,000             2.08
Exercised                                        (20,500)            6.75                 -                -
Forfeited/Cancelled                              (69,500)            6.75          (189,750)            6.80
                                         ----------------  ---------------  ----------------  ---------------

Outstanding, end of year                         826,000             6.78         1,536,250             4.02
                                         ================  ===============  ================  ===============

Exercisable, end of year                         463,213             6.76           680,709             6.01
                                         ================  ===============  ================  ===============

As of March 31, 2001, all the options outstanding were in the price range of $1.56 to $6.88 with a weighted average unexpired option life of approximately
8.72 years. On the same date, all the options exercisable were in the price range of $2.50 to $6.88 with a weighted average unexpired option life of approximately 7.69 years.

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

                                           2 0 0 0           2 0 0 1
                                         ------------      ------------
                                             $'000             $'000

Pro forma net income                            8,154             1,356
                                         ============      ============

Pro forma earnings per common share
    - Basic                              $       0.92      $       0.15
    - Diluted                            $       0.92      $       0.15
                                         ============      ============

The pro forma effects of applying SFAS No. 123 may not be representative of actual results had the Company accounted for stock option awards using the fair-value-based method.

The weighted average fair value of options granted during the years ended March 31, 2000 and 2001 is estimated, using the Black-Scholes option-pricing model, to be $4.96 and $0.16, respectively. The fair value is estimated on the date of grant using the following weighted-average assumptions:

                                        2 0 0 0            2 0 0 1
                                     ------------       -------------
Risk-free interest rate                      5.46%              5.44%
Expected dividend yield                         -                  -
Expected option life                      5 years            5 years
Expected stock price volatility             88.82%            107.80%
                                     ============       ============

19.     COMMITMENTS

a.      Operating lease commitments

        The Group has various operating lease agreements for factory premises, staff quarters and other equipment which extend through April 2009. Rental expense for the years ended March 31, 1999, 2000 and 2001 was approximately $859,000, $1,238,000 and $1,310,000, respectively. As of March 31, 2001, future minimum payments under agreements classified as operating leases with non-cancelable terms are analyzed as follows:

                                                                       $'000
        Payable during the following period
           - Within one year                                             406
           - Over one year but not exceeding two years                   334
           - Over two years but not exceeding three years                261
           - Over three years but not exceeding four years               228
           - Over four years but not exceeding five years                167
           - Thereafter                                                  568
                                                                ------------
                                                                       1,964
                                                                ============

b.      Commitment relating to contractual joint ventures

        Under the supplementary joint venture agreement for the establishment of Dongguan Xinda Giftware Company Limited and the joint venture agreement for the establishment of Shenzhen Huaxuan Printing Product Company Limited, the Group has committed to pay pre-determined annual fees to the third-party joint venture partners for the period from November 1994 to October 2010. Pre-determined annual fees paid to joint venture partners are charged to expense on the straight-line basis over the period of the relevant agreements. As of March 31, 2001, future fees payable under the aforesaid agreements are analyzed as follows:

                                                                       $'000
        Payable during the following period
           - Within one year                                             468
           - Over one year but not exceeding two years                   490
           - Over two years but not exceeding three years                512
           - Over three years but not exceeding four years               536
           - Over four years but not exceeding five years                561
           - Thereafter                                                2,855
                                                                ------------
                                                                       5,422
                                                                ============

20.     RETIREMENT PLAN

During the period from April 1, 2000 to November 30, 2000, the Group's employees in Hong Kong and the United Kingdom, after completing a probation period, may join the Group's defined contribution provident funds managed by independent trustees in Hong Kong and the United Kingdom. The Group makes monthly contribution to the schemes ranging from 5.0% to 11.0% of the employees' basic salaries, and the employees makes monthly contribution ranging from 2.5% to 5.0% of their basic salaries. The employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the employer's contribution and the accrued interest thereon upon retirement or at a reduced scale of 30% to 100% of the employer's contribution and the accrued interest thereon upon leaving the Group depending on the number of years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. Starting from December 1, 2000, the Group has arranged for its employees in Hong Kong to participate in the Mandatory Provident Fund Scheme ("MPF Scheme"), a defined contribution scheme managed by an independent trustee. Under the MPF Scheme, the Group makes monthly contribution to the scheme at 5.0% of the employees' basic salaries subject to a maximum contribution of HK$1,000 per month. The Group has no other post-retirement or post-employment benefit plans.

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

The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the years ended March 31, 1999, 2000 and 2001 was approximately $299,000, $425,000 and $614,000, respectively.


21.     BANKING FACILITIES

As of March 31, 2001, the Group had banking facilities of approximately $50,282,000 for overdrafts, leasing, loans and trade financing. Unused facilities as of the same date amounted to approximately $19,021,000.

The banking facilities consist of $9,000,000 installment loan in relation to the acquisition of Corgi Classics Limited (see Note 2.a). As collateral of the loan, the Company pledges its entire interest in Corgi Classics Holdings Limited and Corgi Classics Limited, and has to comply with certain restrictive financial covenants.

In addition, the capital lease obligations were secured by certain machinery and tools with net book value amounted to approximately $4,139,000 (see Note 13).

22.     SEGMENT INFORMATION

The Group operates in three business segments: (i) manufacturing of die-cast and injection-molded plastic products under OEM arrangements, (ii) manufacturing of paper products, under OEM arrangements, and (iii) marketing and distribution of die-cast products under the proprietary brand names owned by Corgi Classics Limited.

a.      Net sales

        Net sales consist of:

                                                                        1 9 9 9          2 0 0 0           2 0 0 1
                                                                     ------------      ------------      ------------
                                                                         $'000             $'000             $'000
        Manufacturing of die-cast and
           injection-molded plastic products                               86,789            78,051            60,216
        Manufacturing of paper products                                    26,816            36,398            34,328
        Marketing and distribution of die-cast
           products under proprietary brand names                               -            22,671            41,539
                                                                     ------------      ------------      ------------
                                                                          113,605           137,120           136,083
                                                                     ============      ============      ============

        Geographical analysis of net sales is as follows:

                                                                        1 9 9 9          2 0 0 0           2 0 0 1
                                                                     ------------      ------------      ------------
                                                                         $'000             $'000             $'000
        Manufacturing of die-cast and
           injection-molded plastic products
        U.S.A.                                                             79,238            71,572            57,383
        Europe                                                              7,551             5,517             2,480
        Others                                                                  -               962               353
                                                                     ------------      ------------      ------------

        Sub-total                                                          86,789            78,051            60,216
                                                                     ------------      ------------      ------------

        Manufacturing of paper products
        U.S.A.                                                             13,108            16,862            13,379
        Hong Kong                                                           5,474             9,279            11,258
        Europe                                                              6,274             9,715             9,394
        Others                                                              1,960               542               297
                                                                     ------------      ------------      ------------

        Sub-total                                                          26,816            36,398            34,328
                                                                     ------------      ------------      ------------

        Marketing and distribution of die-cast
           products under proprietary brand names
        United Kingdom                                                          -            19,724            33,467
        Other European countries                                                -             1,360             2,939
        U.S.A.                                                                  -               577             2,913
        Others                                                                  -             1,010             2,220
                                                                     ------------      ------------      ------------

        Sub-total                                                               -            22,671            41,539
                                                                     ------------      ------------      ------------

        Total                                                             113,605           137,120           136,083
                                                                     ============      ============      ============

b.      Operating profit *

                                                      1 9 9 9            2 0 0 0           2 0 0 1
                                                    ------------      ------------      ------------
                                                        $'000             $'000             $'000
        Manufacturing of die-cast and
           injection-molded plastic products              11,499             8,292             1,446
        Manufacturing of paper products                    2,606             2,515             3,384
        Marketing and distribution of die-cast
           products under proprietary brand names              -             2,120             1,196
                                                    ------------      ------------      ------------

        Total                                             14,105            12,927             6,026
                                                    ============      ============      ============

        * Operating profit represents gross profit less selling, general and administrative expenses and amortization of goodwill.

c. Identifiable assets **, capital expenditures, depreciation and amortization

                                                      1 9 9 9            2 0 0 0           2 0 0 1
                                                    ------------      ------------      ------------
                                                        $'000             $'000             $'000
        Identifiable assets
        Manufacturing of die-cast and
           injection-molded plastic products              51,210            49,254            43,000
        Manufacturing of paper products                   27,746            25,674            18,913
        Marketing and distribution of die-cast
           products under proprietary brand names              -            22,486            31,081
                                                    ------------      ------------      ------------
        Total                                             78,956            97,414            92,994
                                                    ============      ============      ============

        Capital expenditures
        Manufacturing of die-cast and
           injection-molded plastic products               4,350             1,350               394
        Manufacturing of paper products                      490             1,054               381
        Marketing and distribution of die-cast
           products under proprietary brand names              -             4,913             4,561
                                                    ------------      ------------      ------------

        Total                                              4,840             7,317             5,336
                                                    ============      ============      ============

        Depreciation and amortization
        Manufacturing of die-cast and
           injection-molded plastic products               3,648             4,072             3,875
        Manufacturing of paper products                    1,287             1,305             1,273
        Marketing and distribution of die-cast
           products under proprietary brand names              -             2,439             3,820
                                                    ------------      ------------      ------------

        Total                                              4,935             7,816             8,968
                                                    ============      ============      ============

        **     Identifiable assets represent total assets less goodwill.

d.      Long-lived assets

        Geographic analysis of long-lived assets is as follows:

                                              1 9 9 9           2 0 0 0           2 0 0 1
                                           ------------      ------------      ------------
                                               $'000            $'000              $'000
         Hong Kong and Mainland China            30,311            35,020            24,181
         United Kingdom                               -               784             9,086
                                           ------------      ------------      ------------

         Total                                   30,311            35,804            33,267
                                           ============      ============      ============

e.      Major customers

        Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                      1 9 9 9            2 0 0 0            2 0 0 1
                                                    ------------       ------------       ------------
        Mattel Toys (HK) Limited/Mattel Vendor
           Operations Asia Limited                          26.1%              21.1%              18.2%
        ERTL and ERTL's related company                     17.1%               5.9%                 -
        Hallmark Cards (HK) Limited (a
           subsidiary of Hallmark Cards, Inc.)              15.2%               8.5%               9.7%
        Premium Manufacturing Services Limited                 -                5.2%               7.0%
                                                    ============       ============       ============

23.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

a. During the year ended March 31, 2000, the Group acquired the entire issued capital stock of Corgi Classics Holdings Limited. Details of the fair value of the assets acquired and liabilities assumed for the acquisition were as follows:

                                                                      $'000
       Cash and bank deposits                                             959
       Accounts receivable                                              7,851
       Deposits and prepayments                                         1,785
       Inventories                                                      4,256
       Machinery and equipment                                          4,485
       Short-term borrowings                                           (3,984)
       Accounts payable                                                (3,771)
       Accrued liabilities                                               (661)
       Taxation payable                                                (1,559)
                                                                 ------------

       Net assets acquired                                              9,361
       Goodwill on acquisition                                         38,724
                                                                 ------------

       Consideration settled by cash and assumption of debt            48,085
       Less: Cash and bank deposits acquired                             (959)
                                                                 ------------

       Net cash outflow for acquisition of a subsidiary                47,126
                                                                 ============

b.      Cash paid for interest and income taxes is as follows:

                                                     1 9 9 9            2 0 0 0            2 0 0 1
                                                  ------------       ------------       ------------
                                                      $'000              $'000              $'000
        Interest                                           708              2,388              3,827
                                                  ============       ============       ============

        Income taxes                                       680              2,861              1,455
                                                  ============       ============       ============



24.     OTHER ADDITIONAL INFORMATION

The following items are included in the consolidated statements of operations:

                                                     1 9 9 9            2 0 0 0            2 0 0 1
                                                  ------------       ------------       ------------
                                                      $'000              $'000              $'000
Depreciation of property, machinery and
    equipment
    - owned assets                                       4,237              6,274              6,078
    - assets held under capital leases                       -                  -                916

Provision for/write-off of doubtful accounts               590              1,684              1,333

Provision for/write-off (write-back) of
    slow-moving and obsolete inventories                   474               (192)               438

Interest expense for
    - factoring of accounts receivable                       -                  -                151
    - short-term bank borrowings                             3                395              1,099
    - convertible note                                       -                236                229
    - long-term bank loans                                 705              1,750              1,834
    - capital lease obligations                              -                  7                514
                                                  ------------       ------------       ------------

                                                           708              2,388              3,827

Repairs and maintenance expenses                           875                688                411

Advertising expenses                                         -              2,310              5,534

Research and development expenses                            -              1,239              1,903

Interest income from
    - bank deposits                                       (743)              (496)              (276)
    - loan receivable                                        -               (201)              (270)
                                                  ============       ============       ============

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES

The following table sets forth certain information with respect to the directors, executive officers and certain key employees of the Company and their ages as of March 31, 2001.

Name                              Age           Position
--------                        ------          -----------
Peter A.J. Gardiner               65            Chairman of the Board
Robert A. Theleen(1)              55            Vice-chairman of the Board
Alexander M.K. Ngan               50            President, Chief Executive Officer and Director
Christopher Guest                 54            Chief Executive Officer of Corgi and Director
Phibe C. W. Wong                  39            Chief Financial Officer
Tony D.H. Lai                     58            Senior Vice President of Production
C.W. Ng                           42            Vice President of Production
Kevin Murphy                      42            Vice President of Operations
Li Kam Hung                       43            Vice President of Operations
Trevor Dyer                       57            Operations Director of Corgi
John H. Dunkel                    53            Vice President and General Manager Corgi U.S.A.
George Chen                       50            Director
Feather S.Y. Fok                  39            Director
James E. Gilleran(2)              67            Director
Leo Paul Koulos(1)(2)             67            Director
Gordon L.M. Seow                  68            Director
Victor Yang (1)(2)                55            Director

--------------
(1)      Member of Compensation Committee
(2)      Member of Audit Committee

Peter A.J. Gardiner serves as the Chairman of the Board of Directors. Mr. Gardiner joined the Board in January 2000. Previously, Mr. Gardiner had been Chairman, Chief Executive Officer and a major shareholder of Veriflo Corporation, a leading manufacturer of semiconductor components. Mr. Gardiner received a bachelor's degree in brewing and industrial fermentation from Heriot-Watt University in Edinburgh, United Kingdom.

Robert A. Theleen serves as Vice-Chairman of the Board of the Company and served as Chairman of the Board of Directors from January 1997 until September 2000. Mr. Theleen is also the founder and Chairman of ChinaVest. Mr. Theleen joined the Board of Directors in January 1997. Mr. Theleen is a director of several ChinaVest portfolio companies. Mr. Theleen is a founding member of the executive committee of the Hong Kong-Taipei Business Cooperation Committee of the Hong Kong General Chamber of Commerce. Mr. Theleen received a B.A. degree from Duquesne University and an M.B.A. from the American School of International Management.

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

Christopher Guest joined the Board as a director in June 1999. Mr. Guest is the Chief Executive Officer of Corgi U.K., a subsidiary of the Company. Mr. Guest joined Corgi U.K. in 1984 as Sales and Marketing Director. He was appointed Managing Director of Corgi U.K. in 1988, and was responsible for the integration of Corgi U.K. with Mattel in connection with Mattel's acquisition of Corgi U.K. He left Corgi U.K. in January 1995 after completion of the integration. Later the same year, he led Corgi U.K.'s management in a leveraged buyout of the company from Mattel. His previous marketing experience includes seven years with Unilever PLC and eight years with Mars Inc. Mr. Guest received a Bachelor of Arts degree in English and Economics from the University of York.

Phibe C. W. Wong joined the Company as CFO in March 2001. Prior to joining the Company, Ms. Wong held the position of regional Finance Director, Carlsberg Brewery Hong Kong Limited. Before Carlsberg, she was Vice President-Finance & Sourcing of Tyco Toys Hong Kong, a position she held for six years. Ms. Wong had also worked for Arthur Andersen & Co in its Hong Kong and Toronto offices for six years and worked as an internal audit manager for Sun Life Assurance Company of Canada in Toronto for three years. Ms. Wong holds a bachelor of social sciences degree from the University of Hong Kong. She is a qualified accountant in the United Kingdom, Canada and Hong Kong and is also a Certified Information Systems Auditor in the United States.

Tony D.H. Lai has served as a Senior Vice President of Production since April 1998 and is responsible for Zindart's production in the PRC. Mr. Lai served as a director of the Company from October 1994 until his resignation from the Board on May 16, 1997. Mr. Lai graduated from Shanghai Education University. He joined the Company in 1989.

C.W. Ng has served as Vice President of Production since June 2001. He previously worked in QA/QC industrial engineering and operations areas. Mr. Ng has 18 years of operations experience in both manufactory and buying office. Prior to joining the company, Mr. Ng worked for Mattel, Franklin Mint, Wild Planet Toys, and Strombecker Toys. Mr. Ng received a bachelor of industrial engineering degree from the University of Hong Kong, and a MBA from Andrews University U.S.A.

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

Kam Hung Li has served as Vice President-Operations since August 2000. Mr. Li joined the Company in September 1998. He has eighteen years of experience in marketing and engineering of toys. Prior to joining the Company, Mr. Li worked for Unitoys, Mattel and Playmates. Mr. Li received a Higher Diploma in Production & Industrial Engineering from the Hong Kong Polytechnic University.

Trevor Dyer joined Corgi as the production control manager for Mettoy's die-cast factory in 1970. He became the factory manager of Corgi following the management buyout in 1984. In 1990, he moved to Hong Kong as operations director for Corgi and implemented the movement of the tooling and the product sourcing programme to Hong Kong.

John H. Dunkel joined Corgi U.S. on December 21, 1999. He is responsible for all retail, wholesale operations and premium activity of Corgi's U.S. market.
Before joining Corgi U.S., Mr. Dunkel was Vice President of Ertl Collectibles, where he was responsible for the strategic development and direction of the Collectibles division. Mr. Dunkel has attended Loras College (Dubuque, IA) and served in Vietnam with the United States Marine Corps.

George Chen has served as a director since January 2000. Mr. Chen is the Chief Executive Officer of Tait Asia Limited, a food and beverage distribution company in China. He is also a director of, Tait Asia Ltd., South Pacific Sea Land Air Ltd., Sea Star Fishing Co. Ltd., Pacific Genesis Ltd., China Food and Beverage.com, Ltd., Tonga Petroleum & Gas Ltd. and China National Advertising Co. Mr. Chen is a graduate of Boston University and has a bachelor's degree in business administration.

Feather S.Y. Fok has served as a director since August 1993. Ms. Fok served as Chief Financial Officer from August 1993 to March 2001. Ms. Fok joined the Company in January 1989. Before joining the Company, Ms. Fok worked in the Audit and Business Advisory division of Arthur Andersen & Co in Hong Kong. Ms. Fok is a Certified Public Accountant in Hong Kong and an associate member of the Hong Kong Society of Accountants. Ms. Fok is also a member of the Chartered Association of Certified Accountants, United Kingdom. Ms. Fok received a bachelor's degree in Business Administration from the Chinese University of Hong Kong.

James E. Gilleran joined the Board in March 1997. Mr. Gilleran served as Chairman of the Board and Chief Executive Officer of Bank of San Francisco and its holding company from January 1994 through December 2000 when the bank was sold. Prior thereto, Mr. Gilleran served as Superintendent of Banks of the California State Banking Department. Mr. Gilleran received a B.B.A. degree from Pace University, and a J.D. from Northwestern California University.

Leo Paul Koulos joined the Board in March 1997. Prior to the sale of his company, Mr. Koulos was President and Chief Executive Officer of National Coupon Redemption Service, Inc., a national clearinghouse for manufacturers' cents-off coupons and served as Chairman and Chief Executive Officer of Coupon Processing Associates, Inc., of Texas, and its Mexican affiliate, Enlace Vital, S.A. de. C.V. He is now the Chairman of the Board of International Data, LLC, its successor company. Mr. Koulos received a B.A. degree from the University of San Francisco.

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

Victor Yang joined the Board in March 1998. He is a founding partner of and has practiced for over 20 years with the Canadian law firm Boughton Peterson Yang Anderson, Solicitors and resides currently in the firm's Hong Kong office. Mr. Yang has served on the Board of Directors of various publicly listed companies in Canada, Singapore and Hong Kong. He is also a member of the law societies of British Columbia, Canada, Hong Kong and United Kingdom.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the Company's 2001 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the 2001 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section captioned "Certain Relationships and Related Transactions" contained in the 2001 Proxy Statement.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a)     FINANCIAL STATEMENTS

        The consolidated financial statements and related notes, together with the report thereon of Arthur Andersen & Co certified public accountants in Hong Kong, are included in this Annual Report on Form 10-K.

(b)     REPORTS ON FORM 8-K

        On October 13, 2000, the Company filed with the Securities and Exchange Commission ("the SEC") a Current Report on Form 8-K supplementing certain information set forth in the Company's Proxy Statement for Annual General Meeting of Shareholders on September 6, 2000 (as filed with the SEC on Schedule 14A on July 31, 2000).

(c)     EXHIBITS

        2.1(3) Exchange Agreement by and among Zindart Limited, Hua Yang Holdings Co., Ltd., Hua Yang Printing Holdings Co., Limited, the shareholders of Hua Yang Holdings Co., Ltd. and certain beneficial owners of such shareholders, dated February 13, 1998.

        3(i)(1)     Memorandum of Association of the Company.

        3(ii)(3)    Articles of Association of the Company.

        4.1(1) Form of Deposit Agreement by and among Zindart Limited, The Bank of New York and Owners and Holders of American Depositary Receipts, dated as of January __, 1997.

        4.2(2)      1997 Equity Incentive Plan of the Company, as amended.

        10.1(1) Sino-Foreign Co-Operation Contract, Zindart Toys (Dongguan) Company Limited, between Dongguan Hengli Trading General Company and Zindart Industrial Company Limited, dated September 8, 1994.

        10.2(1) Sino-Foreign Co-Operation Contract, Zindart Toys (Dongguan) Company Limited, Supplemental Contract, between Dongguan Hengli Trading General Company and Zindart Industrial Company Limited, dated December 5, 1995.

        10.3(3) Sino-Foreign Cooperation Contract by and between Shenzhen City Boan District Xixian Town Gushu Economic Development Company Limited and Hua Yang Printing Holdings Co. Limited, dated May 28, 1995.

        10.4(3) Processing Agreement by and between Zindart Limited and Dongguan Hengli Industry Development Company, dated August 18, 1997.

        10.5(1) Land Use Certificate for State-Owned Land, Dongguan Government State-Owned (1993) No. 49.

        10.6(1) Land Use Certificate for State-Owned Land, Dongguan Government State-Owned (1994) No. 664.

        10.7(1) Land Use Certificate for State-Owned Land, Dongguan Government State-Owned (1994) No. 665.

        10.8(1) Land Use Certificate for State-Owned Land, Dongguan Government State-Owned (1994) No. 666.

        10.9(3) Agreement of Utilization of Factory, Warehouse and Dormitory, by and between Gushu Economic Development Company and Huan Printing Group Company, dated January 24, 1995.

        10.10(3) Tenancy Agreement for the Nan Yang factory by and between Gushu Village Committee and Huaxuan Printing Company, dated April 1, 1997.

        10.11(3) Tenancy Agreement by and among Yinshika Electronics (Shenshen) Limited Company (Landlord); Sichuan Province, Leshan city, Jindi Real Estate Development Company; and Shenshen Hua Xuan Printing Company Limited., dated December 22, 1995.

        10.12(3) Tenancy Agreement of Dormitory by and between Gushu Economic Development Co. and Huaxuan Printing Company Limited, dated August 1997.

        10.13(4) Standard Chartered Bank, Banking Facility: Hua Yang, dated March 22, 2000.

        10.14(4) Standard Chartered Bank, Banking Facility: Zindart Limited dated March 22, 2000.

        10.15(4)    Hong Kong Bank, Banking Facilities, dated April 25, 2000.

        10.16(5) Agreement by and between The Royal Bank of Scotland plc and Corgi Classics Limited with respect to the Term Loan of GBP4,000,000, dated January 24, 2001.

        10.17(5) Agreement by and between The Royal Bank of Scotland plc and Corgi Classics Limited with respect to the Revolving Advance Facility of GBP3,000,000, dated January 24, 2001.

        10.18 Agreement by and among ABN AMRO Bank, N.V. Hong Kong Branch, KBC Bank, N.V., Hong Kong Branch, Standard Chartered Bank, Rabo Bank, Hong Kong Branch with respect to the Term Loan of US$9,000,000, dated March 8, 2001.

        10.19(5) Employment Agreement, by and between Zindart Limited, a corporation organized under the laws of Bermuda and Peter A.J. Gardiner, dated as of October 1, 2000.

        21.1        Subsidiaries of the Registrant.

        23.1        Consent of Arthur Andersen & Co., Independent Auditors.

        24.1        Power of Attorney (See signature page).

        (1) Incorporated by reference to the Registrant's Registration Statement on Form F-1, as amended (File No. 333-17973).

        (2) Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed October 13, 1998 (File No. 333-09516).

        (3) Incorporated by reference to the Registrant's Registration Statement on Form F-1, as amended (File No. 333-08134).

        (4) Incorporated by reference to the Registrant's Annual Report filed on Form 10-K, filed June 29, 2000 (File No. 000-22161).

        (5) Incorporated by reference to the Registrant's Quarterly Report filed on Form 10-Q, filed February 14, 2001 (File No. 000-22161).


(d)     FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June, 2001.

                                   ZINDART LIMITED

                                   By:   Alexander M.K. Ngan

                                         /s/ ALEXANDER M.K. NGAN
                                         ---------------------------------------
                                         Alexander M.K. Ngan
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                   By:   Phibe C.W. Wong


                                         /s/ PHIBE C.W. WONG
                                         ---------------------------------------
                                         Phibe C.W. Wong
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)



                                POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below, with the exception of Alexander M.K. Ngan and Phibe C.W. Wong, constitutes and appoints Alexander M.K. Ngan and Phibe C.W. Wong, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection herewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Peter A.J. Gardiner                                  Date: June 28, 2001
     /s/ PETER A.J. GARDINER
     --------------------------------
     Peter A.J. Gardiner
     Chairman of the Board

Robert A. Theleen                                    Date: June 28, 2001

     ---------------------------------
     Robert A. Theleen
     Vice- chairman of the Board

Alexander M.K. Ngan                                  Date: June 28, 2001
     /s/ ALEXANDER M.K. NGAN
     ---------------------------------
     Alexander M.K. Ngan
     President, Chief Executive Officer
      and Director

Feather S.Y. Fok                                     Date: June 28, 2001
     /s/ FEATHER S.Y. FOK
     ---------------------------------
     Feather S.Y. Fok
     Director

James E. Gilleran                                    Date: June 28, 2001
     /s/ JAMES E. GILLERAN
     ---------------------------------
     James E. Gilleran
     Director

Leo Paul Koulos                                      Date: June 28, 2001
     /s/ LEO PAUL KOULOS
     ---------------------------------
     Leo Paul Koulos
     Director

George Chen                                          Date: June 28, 2001
     /s/ GEORGE CHEN
     ---------------------------------
     George Chen
     Director

Gordon L.M. Seow                                     Date: June 28, 2001
     /s/ GORDON L.M. SEOW
     ---------------------------------
     Gordon L.M. Seow
     Director

Christopher Guest                                    Date: June 28, 2001
     /s/ CHRISTOPHER GUEST
     ---------------------------------
     Christopher Guest
     Director

Victor Yang                                          Date: June 28, 2001
     /s/ VICTOR YANG
     ---------------------------------
     Victor Yang
     Director