Form 10-Q
period 2001-06-30
ZINDART LTD
filed 2001-08-14
CIK 1028637

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2001

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

               Flat C&D, 25/F, Block 1, Tai Ping Industrial Centre
                            57 Ting Kok Road, Tai Po
                    New Territories, Hong Kong S.A.R., China
                    (Address of Principal Executive Offices)

                                 Not Applicable
                                   (Zip Code)

Registrant's telephone number, including area code: 011-852-2256-6000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of ordinary shares ("Shares") outstanding as of August 10, 2001 was 8,834,125.

TABLE OF CONTENTS


                                                                                                         Page
                                                                                                        -------

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS                                                                         3

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                                    9

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  13



PART II.       OTHER INFORMATION

ITEM 5.        OTHER INFORMATION                                                                           14

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                            14

SIGNATURE PAGE                                                                                             15



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

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                                 (in thousands)


                                                                                        As of             As of
                                                                                       June 30,         March 31,
                                                                                         2001              2001
                                                                                     --------------    --------------
                                                                                     (Unaudited)        (Audited)
ASSETS
Current assets
   Cash and bank deposits                                                            $      3,946      $      8,738
   Short-term investment                                                                      130               130
   Accounts receivable, net                                                                29,544            28,177
   Inventories                                                                             17,909            13,783
   Deposits and prepayments                                                                 6,363             5,888
   Debt issuance cost                                                                         649               711
   Loan receivable, current portion                                                         2,050               500
                                                                                     --------------    --------------
     Total current assets                                                                  60,591            57,927
Property, machinery and equipment, net                                                     32,736            33,267
Loan receivable, non-current portion                                                           --             1,800
Goodwill, net                                                                              46,716            47,210
                                                                                     --------------    --------------
     Total assets                                                                    $    140,043      $    140,204
                                                                                     ==============    ==============

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term bank borrowings                                                        $     15,956      $     10,872
   Long-term bank loans, current portion                                                    3,345             2,851
   Capital lease obligations, current portion                                               1,867             1,901
   Convertible note, current portion                                                        1,267             1,276
   Accounts payable                                                                        11,951            14,705
   Receipts in advance                                                                      1,070             1,539
   Accrued liabilities                                                                     13,988            11,165
   Taxation payable                                                                           156             1,456
                                                                                     --------------    --------------
     Total current liabilities                                                             49,600            45,765
Long-term bank loans, non-current portion                                                  10,788            11,822
Capital lease obligations, non-current portion                                                986             1,413
Convertible note, non-current portion                                                       1,690             1,702
Deferred taxation                                                                             972               981
                                                                                     --------------    --------------
     Total liabilities                                                                     64,036            61,683
                                                                                     --------------    --------------
Minority interests                                                                          1,367             1,253
                                                                                     --------------    --------------
Shareholders' equity
   Common stock                                                                               571               571
   Additional paid-in capital                                                              38,634            38,634
   Retained earnings                                                                       37,502            40,064
   Accumulated other comprehensive loss                                                    (2,067)           (2,001)
                                                                                     --------------    --------------
     Total shareholders' equity                                                            74,640            77,268
                                                                                     --------------    --------------
     Total liabilities, minority interests and shareholders' equity                  $    140,043      $    140,204
                                                                                     ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Operations
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                                           Three Months Ended
                                                                                                June 30,
                                                                                         2001               2000
                                                                                     --------------    --------------

Net sales                                                                            $    28,265       $    35,335
Cost of goods sold                                                                       (20,937)          (24,493)
                                                                                     --------------    --------------
Gross profit                                                                               7,328            10,842
Selling, general and administrative expenses                                              (9,108)           (8,896)
                                                                                     --------------    --------------
Operating (loss) income                                                                   (1,780)            1,946
Other expense, net                                                                          (673)             (843)
Amortization of goodwill                                                                    (494)             (494)
                                                                                     --------------    --------------
(Loss) income before income taxes                                                         (2,947)              609
Income tax benefit                                                                           499               178
                                                                                     --------------    --------------
(Loss) income before minority interests                                                   (2,448)              787
Minority interests                                                                          (114)             (178)
                                                                                     --------------    --------------
Net (loss) income                                                                    $    (2,562)      $       609
                                                                                     ==============    ==============

Basic (loss) earnings per share                                                           $(0.29)            $0.07
Weighted average no. of shares outstanding - Basic                                         8,834             8,834

Diluted (loss) earnings per share                                                         $(0.29)            $0.07
Weighted average no. of shares outstanding - Diluted                                       9,040             8,834


The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in thousands)


                                                                                           Three Months Ended
                                                                                                June 30,
                                                                                         2001              2000
                                                                                     --------------    --------------

Cash flows from operating activities:
     Net (loss) income                                                               $     (2,562)     $        609
     Adjustments to reconcile net (loss) income to net cash used in operating activities-
         Minority interests                                                                   114               178
         Amortization of goodwill                                                             494               494
         Amortization of debt issuance cost                                                   112                87
         Depreciation of property, machinery and equipment                                  1,599             1,917
         Deferred taxation                                                                     (9)               (6)
     (Increase) decrease in operating assets-
         Accounts receivable, net                                                          (1,367)           (6,983)
         Bills receivable                                                                      --               (39)
         Inventories                                                                       (4,126)             (191)
         Deposits and prepayments                                                            (475)           (1,110)
     Increase (decrease) in operating liabilities-
         Accounts payable                                                                  (2,754)           (1,363)
         Receipts in advance                                                                 (469)             (133)
         Accrued liabilities                                                                2,823               973
         Taxation payable                                                                  (1,300)             (616)
                                                                                     --------------    --------------
            Net cash used in operating activities                                          (7,920)           (6,183)
                                                                                     --------------    --------------
Cash flows from investing activities:
     Acquisitions of property, machinery and equipment                                     (1,068)             (913)
     Decrease in loan receivable                                                              250                --
                                                                                     --------------    --------------
            Net cash used in investing activities                                            (818)             (913)
                                                                                     --------------    --------------
Cash flows from financing activities:
     New short-term bank borrowings                                                        14,203            14,293
     Repayment of short-term bank borrowings                                              (11,057)           (9,533)
     Repayment of long-term bank loans                                                       (540)           (3,000)
     Repayment of capital element of capital lease obligations                               (461)             (406)
     Repayment of convertible note                                                            (21)               --
     Payment of debt issuance cost                                                            (50)               --
                                                                                     --------------    --------------
            Net cash provided by financing activities                                       2,074             1,354
                                                                                     --------------    --------------
Effect of translation adjustments on cash                                                     (66)           (1,168)
                                                                                     --------------    --------------
Net decrease in cash and cash equivalents                                                  (6,730)           (6,910)

Cash and cash equivalents, as of beginning of the period                                    8,738            12,488
                                                                                     --------------    --------------
Cash and cash equivalents, as of end of the period                                   $      2,008      $      5,578
                                                                                     ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001

1.      Basis of Presentation

        The accompanying unaudited consolidated financial statements of Zindart Limited (the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

        In the opinion of management, the accompanying financial statements include all adjustments considered necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. Also, we have made certain reclassification to our historical financial statements to conform to the current period's presentation. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for fiscal year ending March 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2001, which have been filed with the Securities and Exchange Commission.

2.      Inventories

        Inventories consist of:

                                                                             As of                 As of
                                                                         June 30, 2001         March 31, 2001
                                                                        ---------------       ---------------
                                                                             $'000                  $'000

        Raw materials                                                        7,811                  4,529
        Work-in-process                                                      2,198                  1,860
        Finished goods                                                       7,900                  7,394
                                                                            ------                 ------
                                                                            17,909                 13,783
                                                                            ======                 ======


3.      Comprehensive Loss

        The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes guidance for the reporting and display of comprehensive loss and its components. The purpose of reporting comprehensive loss is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with stockholders. The components of accumulated other comprehensive loss included in the accompanying consolidated balance sheets consist of cumulative translation adjustments and unrealized loss on short-term investment as of the end of each period.

        Comprehensive loss and its components, net of tax, consist of:

                                                                                 Three Months Ended
                                                                                      June 30,
                                                                             2001                2000
                                                                        --------------      -------------
                                                                            $'000                  $'000

        Net (loss) income                                                  (2,562)                   609

        Other comprehensive loss, net of tax:
        Translation adjustments                                               (66)                  (951)
                                                                        ---------              ---------
        Comprehensive loss                                                 (2,628)                  (342)
                                                                        =========              =========


4.      (Loss) Earnings Per Share

        The numerator in calculating both basic and diluted (loss) earnings per share for each period is the reported net (loss) income. The denominator is based on the following weighted-average number of common shares:


                                                                                  Three Months Ended
                                                                                        June 30,
                                                                              2001                  2000
                                                                        --------------------  ------------------
                                                                              '000                  '000

        Basic                                                                8,834                 8,834
        Diluted                                                              9,040                 8,834

        The difference between basic and diluted weighted average common shares results from the assumption that dilutive stock options outstanding were exercised. The diluted loss per share for the three months ended June 30, 2001 is anti-dilutive as a result of the net loss. Therefore, the basic and diluted loss per share for the three months ended June 30, 2001 are the same. Options and convertible notes outstanding during the three months ended June 30, 2000 were not included in the computation of diluted earnings per share because they were anti-dilutive.

5.      Segment Information

        The Company organizes its operations into three business segments: (i) manufacturing of die-cast and injection-molded plastic products under OEM arrangements (the "Die-Cast Division"), (ii) manufacturing of paper products under OEM arrangements (the "Paper Division") and (iii) marketing and distribution of die-cast products under the proprietary brand names owned by its subsidiary, Corgi Classics Limited (the "Corgi Division"). The following table presents certain operating segment information:


                                                          Die-Cast        Paper          Corgi         Total
                                                          Division       Division       Division      Segments
                                                        ------------   ------------   ------------  ------------
                                                            $'000         $'000          $'000         $'000

        Three Months Ended June 30, 2001
          Net revenue                                      13,064         6,839          8,362        28,265
          Operating income (loss)                          (1,284)          195           (691)       (1,780)

        Three Months Ended June 30, 2000
          Net revenue                                      18,466         9,174          7,695        35,335
          Operating income (loss)                           1,689           983           (726)        1,946

        Total identifiable assets*
          June 30, 2001                                    42,484        20,768         30,075        93,327
          June 30, 2000                                    50,438        22,750         24,544        97,732

        *Identifiable assets represent total assets less goodwill.


6.      Dividends

        The Company did not declare any dividends for the three months ended June 30, 2001 nor for the three months ended June 30, 2000.

7.      Supplemental Disclosure of Cash Flow Information

        Cash paid for interest and income taxes is as follows:


                                                                                  Three Months Ended
                                                                                        June 30,
                                                                              2001                  2000
                                                                        --------------------  ------------------
                                                                              '000                  '000

        Interest                                                               676                   977

        Income taxes                                                           801                   438


8.      New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for business combinations," and Statement No. 142, "Goodwill and other intangible assets." The Company must adopt these Statements by April 1, 2002. These Statements may affect the accounting for business combinations consummated after June 30, 2001 and may affect the Company's treatment of existing goodwill and other intangible assets as of the adoption date. The Statements require, among other provisions, companies to assess the possible impairment of goodwill existing at the date of adoption and perform subsequent impairment tests on an annual basis. Additionally, existing goodwill and intangible assets must be reassessed and classified consistently in accordance with the Statements' criteria. Under the new standards, the Company will no longer amortize goodwill; however, intangible assets will continue to be amortized over their estimated useful lives, which, if supportable, may be a period that exceeds the current maximum period of 40 years. Intangible assets with indeterminable useful lives will not be amortized but assessed for impairment in accordance with Statement No. 142. The Company has not yet completed an assessment of the impact that these new standards may have on the accompanying financial statements and cannot estimate whether such impact will be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events and trends which may affect the Company's future operating results and financial position. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, changes in market demand for our products, changes in general economic conditions, dependence on certain customers, the results of our planned growth initiatives, competition, changes in governmental regulations, a decline in capital markets, changes in the political, social and economic situations of Hong Kong and the People's Republic of China ("PRC"), and other risks described in the Company's Form 10-K for the fiscal year ended March 31, 2001. In some cases, forward looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. The forward-looking statements are based on information available to the Company on the date of this report, and the Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this quarterly report on Form 10-Q.

OVERVIEW

The Company is a turnkey manufacturer of high-quality die-cast, injection-molded and paper products that require a significant degree of engineering and hand-assembly expertise to produce. The Company markets and distributes some of its die-cast products under the Corgi brand name. The Company manufactures die-cast collectibles, collectible holiday ornaments, toys, hand-made books, specialty packaging and other paper products. The Company is headquartered in Hong Kong and its manufacturing operations are located in the neighboring Guangdong Province of the PRC. The Corgi products are marketed from the Company's subsidiaries in the United Kingdom and the United States.

The Company's customers for die-cast and injection-molded products include Hallmark Cards, Inc., Mattel Toys ("Mattel"), Sieper Werke GmbH, Alcone Marketing Group Inc., Simon Marketing (HK) Ltd., Promotional Partners Group Ltd., Freeplay Group, and Spin Master Far East Ltd. For books, paper and packaging products, the Company's customers include Mattel, Intervisual Books, Inc. ("IBI"), Jetta Co. Ltd., Penguin Putnam Inc. and Macmillan Children's Books. The Company is dependent on sales to Hallmark Cards, Inc. and Mattel.

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

ACQUISITIONS

On July 28, 1999, the Company acquired (the "Corgi Acquisition") all of the outstanding shares of Corgi Classics Limited ("Corgi UK"). Corgi UK is a producer of collectible items and figurines. Pursuant to a Sale and Purchase Agreement dated July 28, 1999 among the Company, Exitarena Limited ("Exitarena"), Christopher Guest, Esq. and certain other parties (collectively with Mr. Guest, the "Stockholders"), Exitarena acquired all of the outstanding shares of stock of Corgi UK from the Stockholders and Exitarena was subsequently renamed Corgi Classics (Holdings) Ltd. As a result of the Corgi Acquisition, Corgi UK became a wholly owned subsidiary of Exitarena which itself is a wholly owned subsidiary of the Company. In consideration for the shares of stock of Corgi UK, the Company paid total consideration of GBP29.0 million to the Stockholders, including the procurement or repayment by Corgi UK's existing bank indebtedness as well as certain preferred stock issued to a number of Stockholders for GBP6.6 million and the issuance by Exitarena of a total of GBP3.0 million in loan notes (the "Loan Note") to certain Stockholders who are members of senior management of Corgi UK. The Loan Note carries with it a right exercisable by the Noteholders (as defined in the Loan Note) to require the Company to purchase the outstanding amount of the Loan Note in exchange for the issuance to the Noteholders of shares of the Company at a price equal to 80 percent of the average market price of the common stock over a ten-day period prior to exercise of the right, so long as the average market price is above $12. This right is exercisable over a three-year period commencing on July 28, 1999 subject to certain conditions. The outstanding amount of the Loan Note as of June 30, 2001 was GBP2.1 million (equivalent to $3.0 million). The acquisition was recorded under the purchase method of accounting.

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

From July 1999 through March 2001, the Company repaid $21.0 million (70%) of its original $30.0 million Corgi Term Loan. In order to release working capital to expand its sales and marketing efforts, the Company completed a $9.0 million refinancing (the "Refinancing Loan") with four international banks: ABN AMRO Bank, N.V. (Hong Kong Branch), KBC Bank, N.V. (Hong Kong Branch), Standard Chartered Bank and Rabo Bank (Hong Kong Branch) in March 2001. The Refinancing Loan extends the loan terms and calls for scaling down the quarterly repayment commitments. As of June 30, 2001, the outstanding amount under the Refinancing Loan was $8.5 million.

On November 16, 1999, Corgi UK purchased certain assets from Lledo PLC ("Lledo"), a leading brand in the United Kingdom collectibles industry, including the right to the brand name of Lledo and certain tooling, for GBP1.95 million in cash.

RESULTS OF OPERATIONS

The table below sets forth certain statements of operations data as a percentage of net sales for the three months ended June 30, 2001 and 2000.


                                                                                  Three Months Ended
                                                                                       June 30,
                                                                              2001                   2000
                                                                      --------------------     ------------------
Net sales                                                                    100.0%                 100.0%
Gross profit                                                                  25.9%                  30.7%
Selling, general and administrative expenses                                 (32.2%)                (25.2%)
Operating (loss) income                                                       (6.3%)                  5.5%
Interest expense, net                                                         (2.1%)                 (2.3%)
Other expense, net                                                            (0.3%)                 (0.1%)
Amortization of goodwill                                                      (1.7%)                 (1.4%)
(Loss) income before income taxes                                            (10.4%)                  1.7%
Income tax benefit                                                             1.8%                   0.5%
Minority interests                                                            (0.4%)                 (0.5%)
Net (loss) income                                                             (9.1%)                  1.7%


Net Sales. The Company's net sales were $28.3 million for the three months ended June 30, 2001, a decrease of $7.0 million, or 19.8%, from $35.3 million from the same period in 2000. The decrease was primarily due to the reduction in sales in the Die-Cast Division and Paper Division as a result of an overall industry downturn. The reduction was partially offset by the increase of the Corgi Division's sales.

Gross Profit. The Company's gross profit was $7.3 million for the three months ended June 30, 2001, a decrease of $3.5 million, or 32.4%, from $10.8 million from the same period in 2000. Gross margin was 25.9% of sales for the three months ended June 30, 2001 and 30.7% for the same period in 2000. The decrease in gross profit was due to lower sales in the Die-Cast Division and Paper Division. The decrease in gross margin was due to fixed costs set against lower sales in both the Die-Cast Division and Paper Division as well as increased manufacturing costs.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $9.1 million for the three months ended June 30, 2001, an increase of $212,000, or 2.4%, from $8.9 million from the same period in 2000. The increase was due to higher advertising expenditures in the Corgi Division. The increase was partially offset by the decrease of the Die-Cast and Paper Divisions' expenses due to lower sales.

Interest Expense, Net. The Company's interest expense, net, was $588,000 for the three months ended June 30, 2001, as compared to $826,000 for the same period in 2000. This decrease was due to the reduction of the principal of the term loan used to finance the acquisition of Corgi Classics Limited as well as the continuous interest rate reductions in the United States.

Other Expense, Net. The Company's other expense, net, was $85,000 for the three months ended June 30, 2001, as compared to $17,000 for the same period in 2000.

Amortization of Goodwill. The Company's amortization of goodwill was $494,000 for the three months ended June 30, 2001, which was equal to such expenses during the same period in 2000.

Income Tax Benefit. The Company's income tax benefit was $499,000 for the three months ended June 30, 2001, as compared to $178,000 for the same period in 2000. The increase was due to the lower net income earned by the Company.

Minority Interests. The Company's minority interests were $114,000 for the three months ended June 30, 2001 and $178,000 for the same period in 2000. The decrease was due to the lower net income earned by the Company's subsidiaries.

Net (loss) Income. The Company's net loss was $2.6 million for the three months ended June 30, 2001, a decrease $3.2 million from $609,000 in net income for the same period in 2000. The decrease was primarily due to lower sales and lower gross margins in the Die-Cast and Paper Divisions as well as higher selling, general and administrative expenses incurred by the Corgi Division in connection with its expansion into U.S. markets.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2.0 million as of June 30, 2001. Cash used in operating activities was $8.0 million for the three months ended June 30, 2001. Cash used in investing activities for the three months ended June 30, 2001 was $818,000. Such cash was used primarily in connection with the acquisition of machinery and equipment. Cash generated from financing activities was $2.1 million for the three months ended June 30, 2001, primarily from new short-term bank borrowings.

The Company has lines of credit with certain banks including: ABN AMRO Bank, KBC Bank, Standard Chartered Bank, The Hong Kong and Shanghai Banking Corporation Limited, and The Royal Bank of Scotland plc. As of June 30, 2001, the Company had outstanding banking facilities of $51.4 million and unused facilities as of the same date amounted to $16.1 million.

In January 2001, Corgi UK entered into two agreements (collectively, the "RBS Loan Agreements") with The Royal Bank of Scotland plc ("RBS") to support the Corgi Division's expansion into U.S. markets and general working capital requirements. Under the terms of the RBS Loan Agreements, RBS agreed to provide Corgi UK a term loan of $5.7 million (equivalent of GBP4 million) as well as a revolving working capital facility of $4.2 million (equivalent GBP3 million). As of June 30, 2001, the outstanding amounts for the RBS loans and revolving working capital were $5.6 million and $1.4 million respectively.

Consistent with practice in industry, the Company offers accounts receivable terms to its customers. This practice creates working capital requirements that the Company generally finances with net cash balances, through short-term bank borrowings. The Company's accounts receivable balance at June 30, 2001 was $29.5 million.

The Company's principal source of cash to fund its liquidity needs is net cash from operating activities and available facilities under the lines of credit. The Company believes that this source will be adequate to meet the Company's anticipated future requirements for working capital and capital expenditures. However, these resources may not be adequate to meet the Company's needs in the future. In the event that the Company requires additional capital, it may be required to issue additional equity securities, which could result in dilution to existing stockholders, or to borrow such funds, which could adversely affect operating results. Such capital may not be available on appropriate terms, if at all.

In May 1999, the Company entered into a loan and security agreement (the
"IBI Agreement") with Intervisual Books, Inc. ("IBI"). Under the terms of IBI Agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI (the "IBI Credit Facility"), scheduled to mature in May 2000 and secured by certain assets of IBI. Pursuant to the IBI Agreement, IBI extended the IBI Credit Facility for an additional year and issued warrants to the Company to purchase 150,000 shares of common stock of IBI at a price of $1.73 per share. The warrants are non-transferable and are exercisable during a two-year period ending May 12, 2002.

IBI experienced net losses and negative cash flow during the fiscal year ended December 31, 2000. At June 30, 2001,

$2.1 million remained outstanding under the IBI Credit Facility. In April
2001, the Company entered into an amendment to the IBI Agreement, which extended the maturity date of the IBI Facility to June 30, 2002. Pursuant to this amendment, IBI repaid the Company $250,000 in April 2001. The amendment also requires IBI to pay the Company $250,000 in March 2002. Management of the Company is still monitoring the situation and expects to take necessary action as appropriate at the time, to recover the loan. No assurances can be given as to the ability of the Company to recover the amount due to the Company on the IBI Credit Facility, and the inability to do so could have a material adverse effect on Company's financial condition. Management of the Company will determine whether the value of the loan could be impaired, and if appropriate, record necessary provision.

SEASONALITY

The Company's operating results in the past have fluctuated and those results may fluctuate in the future. The Company ceases production for a two-week period during January or February of each year due to the Chinese New Year holiday, which has caused revenues during the fourth fiscal quarter of each year to be lower than revenues during the other three quarters. The Company may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of receipt of orders from customers and the shipment of products. Sales of books are weighted toward the Christmas season; as a result, book sales in the first half of the fiscal year are generally higher than the second half. The Company may experience annual and quarterly variations in operating results and, accordingly, the trading price of the American Depository Shares may be subject to fluctuations in response to such variations.

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

RISKS FACTORS

The Company and its business are subject to a number of risks and uncertainties. These risks and uncertainties include but are not limited to the following: (i) the Company's long-term operating results depend upon its customers' ability to conceive of, design and market new products and upon continuing market acceptance of its customers' existing and future products; (ii) the Company faces significant competition in each of its product segments; (iii) the Company is subject to the financial conditions of certain major customers and may not be able to collect accounts receivable; (iv) the Company's efficient and cost-effective operation of certain of its facilities depends upon the cooperation and support of PRC governmental bodies; (v) the Company's success is substantially dependent upon retention of existing executive management and the recruitment of executive managers in the future; (vi) most of the Company's products are shipped to customers in the United States, which may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels; and (vii) the Company's business, financial condition and results of operation may be influenced by the general, political, social and economic situations in Hong Kong and the PRC. These risks, among others, are more fully described in the Risk Factors section of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 28, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary risk exposures arise from changes in interest rates and foreign currency exchanges rates. The Company had $31.0 million in variable rate debt outstanding at June 30, 2001. The Company does not currently hedge its interest rate exposure. Based on its current level of variable rate debt, the Company believes that its results from operations and cash flows would not be adversely affected if the applicable interest rate were increased one percent.

The Company is exposed to risk from changing foreign currency exchange rates. The Company's sales are denominated either in U.S. dollars, GBP or Hong Kong dollars. The majority of the Company's expenses are denominated in Hong Kong dollars, followed by Renminbi, GBP and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative value of the U.S. dollar, the GBP, the Hong Kong dollar and the Renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong dollar or Renminbi relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. If exchange rates on such currencies were to fluctuate 10%, the Company believes that its results from operations and cash flows would not be adversely affected.

PART II. OTHER INFORMATION

Items 1, 2, 3 and 4 of Part II are not applicable and have been omitted.

ITEM 5.  OTHER INFORMATION

On July 25, 2001, Phibe Wong resigned from her position as Chief Financial Officer of the Company. The Company has named Len Kalkun, the current Finance Director of Corgi UK, as interim Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits.  The following exhibits are filed with this report.

         None.

 (b)     Reports on Form 8-K.

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ZINDART LIMITED



                                        /s/ ALEXANDER M.K. NGAN
Dated:  August 14, 2001                 ------------------------------------
                                        By:  Alexander M.K. Ngan
                                             Chief Executive Officer
                                             (Principal Executive Officer)



                                        /s/ LEN KALKUN
                                        ------------------------------------
Dated:  August 14, 2001                 By:  Len Kalkun
                                             Interim Chief Financial Officer
                                             (Principal Financial Officer)