Form 10-Q
period 2001-09-30
ZINDART LTD
filed 2001-11-14
CIK 1028637

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


      For the quarterly period ended September 30, 2001


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

                                 Yes [X]    No [ ]

The number of ordinary shares ("Shares") outstanding as of October 30, 2001 was 8,834,125.

TABLE OF CONTENTS



                                                                                     Page
                                                                                     ----
PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS                                                      2

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                                    10

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               14

PART II.     OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      15

ITEM 5.      OTHER INFORMATION                                                        16

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                         16

SIGNATURE PAGE                                                                        17



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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           Consolidated Balance Sheets
                                 (in thousands)

                                                                           As of        As of
                                                                         September      March
                                                                         30, 2001      31, 2001
                                                                        ----------     ---------
                                                                        (Unaudited)    (Audited)
ASSETS
Current assets:
Cash and bank deposits                                                   $  3,326      $   8,738
Short-term investment                                                         130            130
Accounts receivable, net                                                   36,160         28,177
Inventories                                                                16,343         13,783
Deposits and prepayments                                                    6,831          5,888
Debt issuance cost                                                            545            711
Loan receivable, current portion                                            2,050            500
                                                                         --------      ---------
   Total current assets                                                    65,385         57,927
Property, machinery and equipment, net                                     32,818         33,267
Loan receivable, non-current portion                                           --          1,800
Goodwill, net                                                              46,223         47,210
                                                                         --------      ---------
   Total assets                                                          $144,426      $ 140,204
                                                                         ========      =========
LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings                                               $ 19,938      $  10,872
Long-term bank loans, current portion                                       4,617          2,851
Capital lease obligations, current portion                                  1,888          1,901
Convertible note, current portion                                           1,583          1,276
Accounts payable                                                           14,758         14,705
Receipts in advance                                                           526          1,539
Accrued liabilities                                                        13,557         11,165
Taxation payable                                                              105          1,456
                                                                         --------      ---------
   Total current liabilities                                               56,972         45,765

Long-term bank loans, non-current portion                                   9,264         11,822
Capital lease obligations, non-current portion                                490          1,413
Convertible note, non-current portion                                          --          1,702
Deferred taxation                                                             962            981
                                                                         --------      ---------
   Total liabilities                                                       67,688         61,683
                                                                         --------      ---------
Minority interests                                                          1,409          1,253
                                                                         --------      ---------
Shareholders' equity:
Common stock                                                                  571            571
Additional paid-in capital                                                 38,634         38,634
Retained earnings                                                          37,707         40,064
Accumulated other comprehensive loss                                       (1,583)        (2,001)
                                                                         --------      ---------
   Total shareholders' equity                                              75,329         77,268
                                                                         --------      ---------
   Total  liabilities,  minority interests and shareholders' equity      $144,426      $ 140,204
                                                                         ========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Operations
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                         Three Months Ended         Six Months Ended
                                                             September 30,            September 30,
                                                        ---------------------     ---------------------
                                                          2001         2000         2001         2000
                                                        --------     --------     --------     --------
Net sales                                               $ 37,692     $ 33,271     $ 65,957     $ 68,606
Cost of goods sold                                       (26,868)     (22,962)     (47,805)     (47,455)
                                                        --------     --------     --------     --------
Gross profit                                              10,824       10,309       18,152       21,151
Selling, general and administrative expenses              (9,441)      (8,487)     (18,549)     (17,590)
                                                        --------     --------     --------     --------
Operating income (loss)                                    1,383        1,822         (397)       3,561
Other expense, net                                          (702)        (899)      (1,376)      (1,535)
Amortization of goodwill                                    (493)        (494)        (987)        (987)
                                                        --------     --------     --------     --------
Income (loss) before income taxes                            188          429       (2,760)       1,039
Income tax benefit (expense)                                  60         (102)         559           76
                                                        --------     --------     --------     --------
Income (loss) before minority interests                      248          327       (2,201)       1,115
Minority interests                                           (43)          (2)        (156)        (181)
                                                        --------     --------     --------     --------
Net income (loss)                                       $    205     $    325     $ (2,357)    $    934
                                                        ========     ========     ========     ========

Basic earnings (loss) per share                         $   0.02     $   0.04     $  (0.27)    $   0.11
Weighted average no. of shares outstanding - Basic         8,834        8,834        8,834        8,834

Diluted earnings (loss) per share                       $   0.02     $   0.04     $  (0.27)    $   0.11
Weighted average no. of shares outstanding - Diluted       8,991        8,834        9,017        8,834


The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)



                                                                    Six Months Ended
                                                                      September 30,
                                                                 -----------------------
                                                                   2001           2000
                                                                 --------       --------
Cash flows from operating activities:
Net (loss) income                                                $ (2,357)      $    934

Adjustments to reconcile net (loss) income to net cash used
   in operating activities:
     Minority interests                                               156            181
     Amortization of goodwill                                         987            987
     Amortization of debt issuance cost                               234            174
     Depreciation of property, machinery and equipment              3,647          3,898
     Net loss on disposal of property, machinery and
       equipment                                                       22             --
     Deferred taxation                                                (19)           (48)
(Increase) decrease in operating assets:
     Accounts receivable, net                                      (7,983)        (2,968)
     Bills receivable                                                  --              1
     Inventories                                                   (2,560)        (1,319)
     Deposits and prepayments                                        (943)        (1,349)
Increase (decrease) in operating liabilities:
     Accounts payable                                                  53         (1,252)
     Receipts in advance                                           (1,013)           283
     Accrued liabilities                                            2,392           (196)
     Taxation payable                                              (1,351)          (445)
                                                                 --------       --------
     Net cash used in operating activities                         (8,735)        (1,119)
                                                                 --------       --------
Cash flows from investing activities:
     Acquisitions of property, machinery and equipment             (3,220)        (1,311)
     Decrease in loan receivable                                      250             --
                                                                 --------       --------
     Net cash used in investing activities                         (2,970)        (1,311)
                                                                 --------       --------
Cash flows from financing activities:
     New short-term bank borrowings                                30,653         22,488
     Repayment of short-term bank borrowings                      (25,958)       (17,810)
     Repayment of long-term bank loans                               (792)        (6,000)
     Repayment of capital element of capital lease
       obligations                                                   (936)          (829)
     Repayment of convertible note                                 (1,395)        (1,673)
     Payment of debt issuance cost                                    (68)            --
                                                                 --------       --------
     Net cash provided by (used in) financing activities            1,504         (3,824)
                                                                 --------       --------
Effect of translation adjustments on cash                             418         (1,230)
                                                                 --------       --------
Net decrease in cash and cash equivalents                          (9,783)        (7,484)

Cash and cash equivalents, as of beginning of the period            8,738         12,488
                                                                 --------       --------
Cash and cash equivalents, as of end of the period               $ (1,045)      $  5,004
                                                                 ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

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

      In the opinion of management, the accompanying financial statements include all recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. Also, we have made certain reclassification to our historical financial statements to conform to the current period's presentation. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for fiscal year ending March 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 28, 2001.

2.    Inventories

      Inventories consist of:

                                                     As of          As of
                                                   September        March
                                                    30, 2001       31, 2001
                                                   ---------       -------
                                                    $  '000        $  '000

      Raw materials                                   6,534          4,529
      Work-in-process                                 1,175          1,860
      Finished goods                                  8,634          7,394
                                                    -------        -------
                                                     16,343         13,783
                                                    =======        =======

3.    Comprehensive Income (Loss)

      The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes guidance for the reporting and display of comprehensive income (loss) and its components. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with stockholders. The components of accumulated other comprehensive loss included in the accompanying consolidated balance sheets consist of cumulative translation adjustments and unrealized loss on short-term investment as of the end of each period.

      Comprehensive income (loss) and its components, net of tax, consist of:

                                                 Three Months Ended      Six Months Ended
                                                    September 30,          September 30,
                                               -----------------------   -----------------
                                                2001             2000     2001       2000
                                               ------           ------   ------     ------
                                               $ '000           $ '000   $ '000     $ '000

      Net income (loss)                           205              325   (2,357)       934
      Other comprehensive income (loss),
      net of tax:
      Translation adjustments                     484             (279)     418     (1,230)
                                               ------           ------   ------     ------
      Comprehensive income (loss)                 689               46   (1,939)      (296)
                                               ======           ======   ======     ======

4.    Earnings (Loss) Per Share

      The numerator in calculating both basic and diluted earnings (loss) per share for each period is the reported net income (loss). The denominator is based on the following weighted average number of common shares:

                                       Three Months Ended      Six Months Ended
                                          September 30,           September 30,
                                       -----------------       -----------------
                                        2001        2000        2001        2000
                                       -----       -----       -----       -----
                                        '000        '000        '000        '000

      Basic                            8,834       8,834       8,834       8,834
      Diluted                          8,991       8,834       9,017       8,834


      The difference between basic and diluted weighted average number of common shares results from the assumption that dilutive stock options outstanding were exercised. The diluted loss per share for the six months ended September 30, 2001 is anti-dilutive as a result of the net loss. Therefore, the basic and diluted loss per share for the six months ended September 30, 2001 are the same.

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

                                               Die-Cast   Paper       Corgi       Total
                                               Division  Division   Division     Segments
                                               --------  --------   --------     --------
                                               $   '000  $   '000   $   '000     $   '000

      Three Months Ended September 30, 2001
        Net revenue                             15,543     11,774     10,375      37,692
        Operating income (loss)                    294      1,401       (312)      1,383

      Three Months Ended September 30, 2000
        Net revenue                             11,573     11,418     10,280      33,271
        Operating income (loss)                    (49)       960        911       1,822

      Six Months Ended September 30, 2001
        Net revenue                             28,606     18,613     18,738      65,957
        Operating income (loss)                   (989)     1,595     (1,003)       (397)

      Six Months Ended September 30, 2000
        Net revenue                             30,039     20,592     17,975      68,606
        Operating income                         1,256      1,943        362       3,561

      Total identifiable assets*
        September 30, 2001                      41,382     23,427     33,394      98,203
        September 30, 2000                      40,893     25,068     26,843      92,804

      *Identifiable assets represent total assets less goodwill.

6.    Dividends

      The Company did not declare any dividends for the three and six months ended September 30, 2001 or for the three and six months ended September 30, 2000.

7.    Supplemental Disclosure of Cash Flow Information

      Cash paid for interest and income taxes is as follows:

                                                       Six Months Ended
                                                         September 30,
                                                      -----------------
                                                       2001        2000
                                                      -----       -----
                                                     $ '000      $ '000

      Interest                                        1,347       1,938
      Income taxes                                      792         369


8.    New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FSAB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides new standards for the identification, recognition and measurement of derivative financial instruments, including embedded derivatives. Historically, the Company has not entered into derivative contracts to hedge existing risks nor has it entered into speculative contracts. The adoption of SFAS No. 133 on April 1, 2001 did not have an impact on the Company's results of operations or financial position.

      In June 2001, the FSAB issued SFAS No. 141, "Business combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the accompanying financial statements. SFAS No. 142 requires, among other provisions, companies to assess the possible impairment of goodwill existing at the date of adoption and perform subsequent impairment tests on an annual basis. Additionally, existing goodwill and intangible assets must be reassessed and classified consistently in accordance with the Statement's criteria. Under this new standard, the Company will no longer amortize goodwill of $2 million per year; however, intangible assets will continue to be amortized over their estimated useful lives, which, if supportable, may be a period that exceeds the current maximum period of 40 years. Intangible assets with indeterminable useful lives will not be amortized but assessed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 on April 1, 2002. The Company has not yet completed an assessment of other impact, if any, these new standards may have on the accompanying financial statements.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires, among other provisions, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. SFAS No. 143 will be adopted by the Company on April 1, 2003 and is not expected to have a material impact on the accompanying financial statements.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which must be applied by the Company by April 1, 2002. The Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " and APB Opinion No. 30, " Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events." For long-lived assets to be held and used, the Statement retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and an impairment loss is measured as the difference between fair values and carrying values of the asset. The new Statement requires long-lived assets to be disposed of other than by sale be considered held and used until it is disposed of. The Statement also broadens the scope of APB 30 provisions for the presentation of discontinued operations separately from continuing operations to include a component of an entity that either has been disposed of or is classified as held for sale. In addition, discontinued operations are no longer measured on a net realizable value basis, and expected future operating losses must be reflected in the periods incurred, rather than at the measurement date as previously required by APB 30. The adoption of the Statement is not expected to have a material impact on the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, regarding events and trends which may affect the Company's future operating results and financial position. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, changes in market demand for our products, changes in general economic conditions, dependence on certain customers, the results of our planned growth initiatives, competition, changes in governmental regulations, a decline in capital markets, changes in the political, social and economic situations of Hong Kong and the People's Republic of China ("PRC"), and other risks described in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001. In some cases, forward looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. The forward-looking statements are based on information available to the Company on the date of this report, and the Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

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

The Company's customers for die-cast and injection-molded products include Hallmark Cards, Inc., Mattel Toys ("Mattel"), Sieper Werke GmbH, Alcone Marketing Group Inc., Promotional Partners Group Ltd., Freeplay Group, and Spin Master Far East Ltd. For books, paper and packaging products, the Company's customers include Mattel, Intervisual Books, Inc. ("IBI"), Jetta Co. Ltd., Penguin Putnam Inc. and Macmillan Children's Books.

The Company organizes its operations into three business segments: (1) manufacturing of die-cast and injection-molded plastic products under OEM arrangements (the "Die-Cast Division"), (2) manufacturing of paper products under OEM arrangements (the "Paper Division") and (3) marketing and distribution of die-cast products under the proprietary brand names owned by its subsidiary, Corgi Classics Limited (the "Corgi Division").

RESULTS OF OPERATIONS

The table below sets forth certain statements of operations data as a percentage of net sales for the three and six months ended September 30, 2001 and 2000.

                                               Three Months Ended       Six Months Ended
                                                  September 30,           September 30,
                                               ------------------      ------------------
                                                 2001        2000        2001        2000
                                               ------      ------      ------      ------
Net sales                                      100.0%      100.0%      100.0%      100.0%
Gross profit                                    28.7%       31.0%       27.5%       30.8%
Selling, general and administrative expenses    25.0%       25.5%       28.1%       25.6%
Operating income (loss)                          3.7%        5.5%       (0.6%)       5.2%
Interest expense, net                            1.6%        2.5%        1.8%        2.4%
Other income (expense), net                     (0.3%)      (0.2%)      (0.3%)       0.2%
Amortization of goodwill                         1.3%        1.5%        1.5%        1.4%
Income (loss) before income taxes                0.5%        1.3%       (4.2%)       1.5%
Income tax benefit (expense)                     0.2%       (0.3%)       0.8%        0.1%
Minority interests                               0.1%        0.0%        0.2%        0.3%
Net income (loss)                                0.5%        1.0%       (3.6%)       1.4%


Net Sales. The Company's net sales were $37.7 million for the three months ended September 30, 2001, an increase of $4.4 million, or 13.2%, from $33.3 million from the same period in 2000. The increase was primarily due to an increase in the sales of the Die-Cast Division resulting from deferred shipments of products from the three months ended June 30, 2001.

Net sales for the six months ended September 30, 2001 were $66.0 million, a decrease of $2.6 million, or 3.8%, from $68.6 million from the same period in 2000. The decrease was primarily due to an overall toy industry downturn. However, the reduction was partially offset by an increase in sales in the Corgi Division.

Gross Profit. The Company's gross profit was $10.8 million for the three months ended September 30, 2001, an increase of $0.5 million, or 4.9%, from $10.3 million from the same period in 2000. Gross margin was 28.7% of sales for the three months ended September 30, 2001 and 31.0% for the three months ended September 30, 2000. The decreases in gross margin and gross profit were due to increased manufacturing costs in the Corgi Division and the Die-Cast Division.

Gross profit for the six months ended September 30, 2001 was $18.2 million, a decrease of $3.0 million, or 14.2%, from $21.2 million from the same period in 2000. Gross margin was 27.5% of sales for the six months ended September 30, 2001 and 30.8% for the same period in 2000. The decreases in gross margin and gross profit were due to lower gross margins in all divisions.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $9.4 million for the three months ended September 30, 2001, an increase of $954,000, or 11.2%, from $8.5 million from the same period in 2000. The increase was due to higher advertising expenditures in the Corgi Division.

Selling, general and administrative expenses for the six months ended September 30, 2001 was $18.5 million, an increase of $959,000, or 5.5%, from $17.6 million from the same period in 2000. The increase was due to higher advertising expenditures in the Corgi Division.

Interest Expense, Net. The Company's interest expense, net, was $600,000 for the three months ended September 30, 2001 and $1.2 million for the six months ended September 30, 2001. The Company's interest expense, net, was $827,000 for the three months ended September 30, 2000 and $1.7 million for the six months ended September 30, 2000. The decreases in the Company's interest expense, net, for both periods were due to the reduction of the principal of the term loan used to finance the acquisition of Corgi Classics Limited (described in the "Liquidity and Capital Resources" section below) as well as continuous interest rate reductions in the United States.

Other Income (Expense), Net. The Company's other income (expense), net, was $(102,000) for the three months ended September 30, 2001, as compared to $(72,000) for the same period in 2000.

The Company's other income (expense), net, was $(188,000) for the six months ended September 30, 2001, as compared to $118,000 for the same period in 2000.

Amortization of Goodwill. The Company's amortization of goodwill was $493,000 for the three months ended September 30, 2001 and $987,000 for the six months ended September 30, 2001.

Income Tax Benefit (Expense). The Company's income tax benefit (expense) was $60,000 for the three months ended September 30, 2001, as compared to $(102,000) for the same period in 2000. The increase in income tax benefit is due to the lower net income earned by the Company for the three months ended September 30, 2001 as compared to the same period in 2000.

The Company's income tax benefit was $559,000 for the six months ended September 30, 2001, as compared to $76,000 for the same period in 2000. The increase in income tax benefit is due to the lower net income earned by the Company for the six months ended September 30, 2001 as compared to the same period in 2000.

Minority Interests. The Company's minority interests were $43,000 for the three months ended September 30, 2001 and $2,000 for the same period in 2000. The decrease was due to lower net income earned by the Company's subsidiaries.

The Company's minority interests were $156,000 for the six months ended September 30, 2001 and $181,000 for the same period in 2000. The decrease was due to lower net income earned by the Company's subsidiaries.

Net Income (Loss). The Company's net income was $205,000 for the three months ended September 30, 2001, a decrease of $120,000 from $325,000 in net income for the same period in 2000. The decrease was mainly due to lower gross margins in the Die-Cast and Corgi Divisions and higher advertising expenditures in the Corgi Division.

The Company's net loss was $2.4 million for the six months ended September 30, 2001, a decrease of $3.3 million from $934,000 in net income for the same period in 2000. The decrease was primarily due to lower sales and lower gross margins in the Die-Cast and Paper Divisions as well as higher selling, general and administrative expenses incurred by the Corgi Division in connection with its expansion into U.S. markets.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $(1.0) million as of September 30, 2001. Cash used in operating activities was $8.7 million for the six months ended September 30, 2001. Cash used in investing activities for the six months ended September 30, 2001 was $3.0 million. Such cash was used primarily in connection with the acquisition of machinery and equipment. Cash generated from financing activities was $1.5 million for the six months ended September 30, 2001, primarily from new short-term bank borrowings.

The Company has lines of credit with certain banks including: ABN AMRO Bank, KBC Bank, Standard Chartered Bank, The Hong Kong and Shanghai Banking Corporation Limited, and The Royal Bank of Scotland plc. As of September 30, 2001, the Company had outstanding banking facilities of $50.9 million and unused facilities of $12.2 million.

On July 28, 1999, the Company acquired all of the outstanding shares of Corgi Classics Limited ("Corgi UK"), a producer of collectible items (the "Corgi Acquisition"). The Corgi Acquisition was financed by a $30.0 million term loan extended on July 28, 1999 to Corgi Classics Holdings Limited by ABN AMRO Bank N.V. (London Branch) (the "Corgi Term Loan"). A standby letter of credit facility between ABN AMRO Bank, N.V. (Hong Kong Branch) and certain other financial institutions and the Company also in the amount of $30.0 million, was entered into on the same date in support of the Corgi Term Loan.

From July 1999 through March 2001, the Company repaid $21.0 million (70%) of its original $30.0 million Corgi Term Loan. In order to release working capital to expand its sales and marketing efforts, the Company completed a $9.0 million refinancing (the "Refinancing Loan") with four international banks: ABN AMRO Bank, N.V. (Hong Kong Branch), KBC Bank, N.V. (Hong Kong Branch), Standard Chartered Bank and Rabo Bank (Hong Kong Branch) in March 2001. The Refinancing Loan extends the loan terms and calls for scaling down the quarterly repayment commitments. As of September 30, 2001, the outstanding amount under the Refinancing Loan was $8 million.

In connection with the Corgi Acquisition, the Company issued a total of $4.7 million (equivalent of GBP3.0 million) in convertible loan notes to certain stockholders of Corgi UK (the "Loan Note"). The Loan Note matures at various dates within a three year period to July 2002. The Loan Note carries with it a right, exercisable by the Note holders (as defined in the Loan Note), to require the Company to purchase the outstanding amount of the Loan Note in exchange for the issuance to the Note holders of shares of the Company at a price equal to 80 percent of the average market price of the Company's common stock over a ten-day period prior to exercise of the right, so long as the average market price is above $12. This right is exercisable over a three-year period commencing on July 28, 1999 subject to certain conditions. The outstanding amount of the Loan Note as of September 30, 2001 was $1.6 million (equivalent of GBP1.1 million).

In January 2001, Corgi UK entered into two agreements (collectively, the "RBS Loan Agreements") with The Royal Bank of Scotland plc ("RBS") to support the Corgi Division's expansion into U.S. markets and general working capital requirements. Under the terms of the RBS Loan Agreements, RBS agreed to provide to Corgi UK a term loan of $5.9 million (equivalent of GBP4.0 million) as well as a revolving working capital facility of $4.4 million (equivalent of GBP3.0 million). As of September 30, 2001, the outstanding amount for the RBS loans was $5.9 million and the outstanding amount for the revolving working capital facility was $2.7 million.

Consistent with practice in industry, the Company offers accounts receivable terms to its customers. This practice creates working capital requirements that the Company generally finances with net cash balances through short-term bank borrowings. The Company's accounts receivable balance at September 30, 2001 was $36.2 million.

In May 1999, the Company entered into a loan and security agreement with IBI (the "IBI Agreement"). Under the terms of IBI Agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI (the "IBI Credit Facility"), scheduled to mature in May 2000 and secured by certain assets of IBI. Pursuant to the IBI Agreement, IBI extended the IBI Credit Facility for an additional year and issued warrants to the Company to purchase 150,000 shares of common stock of IBI at a price of $1.73 per share. The warrants are non-transferable and are exercisable during a two-year period ending May 12, 2002.

IBI experienced net loss and negative cash flow for the six months ended June 30, 2001. As of September 30, 2001, $2.1 million remained outstanding under the IBI Credit Facility. In April 2001, the Company entered into an amendment to the IBI Agreement, which extended the maturity date of the IBI Facility to June 30, 2002. Pursuant to this amendment, IBI repaid the Company $250,000 in April 2001. The amendment also requires IBI to pay the Company $250,000 in March 2002. Management of the Company is monitoring the situation and expects to take necessary action as appropriate at the time to recover the loan. No assurances can be given as to the ability of the Company to recover the amount due to the Company on the IBI Credit Facility, and the inability to do so could have a material adverse effect on Company's financial condition. Management of the Company will determine whether the value of the loan could be impaired, and if appropriate, record necessary provision.

The Company's principal source of cash to fund its liquidity needs is net cash from operating activities and cash available under lines of credit. The Company believes that these sources will be adequate to meet the Company's anticipated future requirements for working capital and capital expenditures. However, there can be no assurances that these resources will be adequate to meet the Company's needs in the future. In the event that the Company requires additional capital, it may be required to issue additional equity securities, which could result in dilution to existing stockholders, or to borrow funds, which could adversely affect operating results. Such capital may not be available on appropriate terms, if at all.

SEASONALITY

The Company's operating results in the past have fluctuated and those results may fluctuate in the future. The Company ceases production for a two-week period during January or February of each year due to the Chinese New Year holiday, which has caused revenues during the fourth fiscal quarter of each year to be lower than revenues during the other three quarters. The Company may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of orders from customers and the shipment of products. Sales of books are weighted toward the Christmas season; as a result, book sales in the first half of the fiscal year are generally higher than the second half. The Company may experience annual and quarterly variations in operating results and, accordingly, the trading price of the American Depository Shares may be subject to fluctuations in response to such variations.

EXCHANGE RATE RISK

The Company's sales are denominated either in U.S. dollars, GBP, Hong Kong dollars or Euros. The largest portion of the Company's expenses are denominated in Hong Kong dollars, followed by Renminbi (the PRC's currency), GBP and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, GBP, the Hong Kong dollar and Renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong dollar or Renminbi or GBP relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS FACTORS

The Company and its business are subject to a number of risks and uncertainties. These risks and uncertainties include but are not limited to the following: (i) the Company's long-term operating results depend upon its customers' ability to conceive of, design and market new products and upon continuing market acceptance of its customers' existing and future products; (ii) the Company faces significant competition in each of its product segments; (iii) the Company is subject to the financial conditions of certain major customers and may not be able to collect accounts receivable; (iv) the Company's efficient and cost-effective operation of certain of its facilities depends upon the cooperation and support of PRC governmental bodies; (v) the Company's success is substantially dependent upon retention of existing executive management and the recruitment of executive managers in the future; (vi) most of the Company's products are shipped to customers in the United States, which may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels; and (vii) the Company's business, financial condition and results of operation may be influenced by the general, political, social and economic situations in Hong Kong, the PRC and elsewhere. These risks, among others, are more fully described in the "Risk Factors" section of the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001 as filed with the Securities and Exchange Commission on June 28, 2001.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary risk exposures arise from changes in interest rates and foreign currency exchanges rates. The Company had $36.2 million in variable rate debt outstanding on September 30, 2001. The Company does not currently hedge its interest rate exposure. Based on its current level of variable rate debt, the Company believes that its results from operations and cash flows would not be adversely affected if the applicable interest rate were increased one percent.

The Company is exposed to risk from changing foreign currency exchange rates. The Company's sales are denominated either in U.S. dollars, GBP, Hong Kong dollars or Euros. The majority of the Company's expenses are denominated in Hong Kong dollars, followed by Renminbi, GBP and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative value of the U.S. dollar, the GBP, the Hong Kong dollar and the Renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong dollar or Renminbi relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. If exchange rates on such currencies were to fluctuate 10%, the Company believes that its results from operations and cash flows would not be adversely affected.

PART II.       OTHER INFORMATION

Items 1, 2 and 3 of Part II are not applicable and have been omitted.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual general meeting of the Company's shareholders was held on September 6, 2001, to consider and vote upon the following matters, each of which were approved by the indicated vote.

1. Proposal to adopt the audited financial statements and the reports of the directors and auditors of the Company for the fiscal year ended March 31, 2001.

               Votes for                  Votes against            Abstentions
            ---------------              ---------------         ---------------
               5,424,378                     11,125                   4,217

2. Proposal to elect the following nominees for director until the next annual general meeting of shareholders and until their successors are elected.

                                                Votes cast for each director
                                  -------------------------------------------------------
                                    Votes for          Votes against        Abstentions
                                  -------------      ----------------     ---------------
     Mr. Peter A.J. Gardiner        5,415,803              23,917                -
     Mr. Robert A. Theleen          5,390,213              49,507                -
     Mr. Alexander M.K. Ngan        5,405,903              33,817                -
     Ms. Feather S.Y. Fok           5,409,303              30,417                -
     Mr. George Chen                5,408,303              31,417                -
     Mr. James E. Gilleran          5,415,603              24,117                -
     Mr. Christopher Guest          5,409,303              30,417                -
     Mr. Leo Paul Koulos            5,415,703              24,017                -
     Mr. Gordon L.M. Seow           5,415,603              24,117                -
     Mr. Victor Yang                5,415,503              24,217                -

     All director nominees were elected to serve until the next annual general meeting of shareholders.

3. Proposal to approve an amendment to the Company's 1997 Equity Incentive Plan, as amended (1) to increase the aggregate number of Ordinary Shares and/or American Depositary Shares ("ADS") authorized for issuance under such plan from 1,320,000 to 2,200,000, an increase of 880,000 Ordinary Shares and/or ADSs and (2) to increase the maximum share awards that may be granted to an individual in any calendar year from 75,000 Ordinary Shares and/or ADSs to 100% of the Ordinary Shares and/or ADSs available for issuance under such plan.

               Votes for                  Votes against            Abstentions
            ---------------              ---------------         ---------------
               3,898,832                    1,531,652                 9,236

4. Proposal to authorize the Board of Directors to issue all or part of the authorized but unissued Ordinary Shares of the Company, in such manner and to such persons as the Board of Directors shall deem fit in its absolute discretion, such authorization to lapse at the Company's next annual general meeting.

               Votes for                  Votes against            Abstentions
            ---------------              ---------------         ---------------
               3,961,232                    1,464,893                13,595

5. Proposal to re-appoint Arthur Andersen & Co as independent auditors of the Company for the fiscal year ending March 31, 2002.

               Votes for                  Votes against            Abstentions
            ---------------              ---------------         ---------------
               5,430,703                      4,300                   4,717


ITEM 5.        OTHER INFORMATION

On July 25, 2001, Phibe Wong resigned from her position as Chief Financial Officer of the Company. The Company has named Len Kalkun, the Finance Director of Corgi UK, as interim Chief Financial Officer.

On November 12, 2001, Alexander M.K. Ngan, President and Chief Executive Officer of the Company, resigned from his executive position and from the Board of Directors of the Company. Peter A.J. Gardiner, Chairman of the Board of Directors, will be taking over responsibility for the Company and its subsidiaries in the interim.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits.  The following exhibits are filed with this report.

         None.

 (b)     Reports on Form 8-K.

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ZINDART LIMITED



                                           /s/  PETER A.J. GARDINER
Dated:  November 14, 2001                  -------------------------------------
                                           By:  Peter A.J. Gardiner
                                                Executive Chairman
                                                (Principal Executive Officer)



                                           /s/  LEN KALKUN
                                           -------------------------------------
Dated:  November 14, 2001                  By:  Len Kalkun
                                                Interim Chief Financial Officer
                                                (Principal Financial Officer)