Form 10-Q
period 2001-12-31
ZINDART LTD
filed 2002-02-12
CIK 1028637

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2001

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

                                 Yes [X] No [ ]

The number of ordinary shares ("Shares") outstanding as of January 31, 2002 was 8,834,125.



                                     --1--

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS                                                      3

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND          10
             RESULTS OF OPERATIONS

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               15

PART II.     OTHER INFORMATION

ITEM 5.      OTHER INFORMATION                                                        16

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                         16

SIGNATURE PAGE                                                                        17


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


                                      --2--

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                As of           As of
                                                               December         March
                                                              31, 2001         31, 2001
                                                             -----------      ---------
                                                             (Unaudited)      (Audited)
ASSETS
Current assets:
Cash and bank deposits                                        $   3,552       $   8,738
Short-term investment                                               130             130
Accounts receivable, net                                         29,502          28,177
Inventories                                                      15,172          13,783
Deposits and prepayments                                          6,287           5,888
Debt issuance cost                                                  433             711
Loan receivable, current portion                                    660             500
Taxation receivable                                                 873              --
                                                              ---------       ---------
   Total current assets                                          56,609          57,927
Property, machinery and equipment, net                           32,183          33,267
Loan receivable, non-current portion                                990           1,800
Goodwill, net                                                    45,729          47,210
                                                              ---------       ---------
   Total assets                                               $ 135,511       $ 140,204
                                                              =========       =========

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings                                    $  15,862       $  10,872
Long-term bank loans, current portion                             5,132           2,851
Capital lease obligations, current portion                        1,709           1,901
Convertible note, current portion                                 1,565           1,276
Accounts payable                                                 17,754          14,705
Receipts in advance                                                 888           1,539
Accrued liabilities                                              10,697          11,165
Taxation payable                                                    --            1,456
                                                              ---------       ---------
   Total current liabilities                                     53,607          45,765

Long-term bank loans, non-current portion                         7,604          11,822
Capital lease obligations, non-current portion                      336           1,413
Convertible note, non-current portion                                --           1,702
Deferred taxation                                                   952             981
                                                              ---------       ---------
   Total liabilities                                             62,499          61,683
                                                              ---------       ---------
Minority interests                                                1,460           1,253
                                                              ---------       ---------
Shareholders' equity:
Common stock                                                        571             571
Additional paid-in capital                                       38,634          38,634
Retained earnings                                                34,024          40,064
Accumulated other comprehensive loss                             (1,677)         (2,001)
                                                              ---------       ---------
   Total shareholders' equity                                    71,552          77,268
                                                              ---------       ---------
   Total liabilities, minority interests and shareholders'
   equity                                                     $ 135,511       $ 140,204
                                                              =========       =========

The accompanying notes are an integral part of these consolidated financial statements.


                                      --3--

                      Consolidated Statements of Operations
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                Three Months Ended          Nine Months Ended
                                                    December 31,               December 31,
                                              -----------------------     -----------------------
                                                 2001          2000          2001          2000
                                              ---------     ---------     ---------     ---------
Net sales                                     $  27,594     $  36,969     $  93,551     $ 105,575
Cost of goods sold                              (20,386)      (25,621)      (68,190)      (73,076)
                                              ---------     ---------     ---------     ---------
Gross profit                                      7,208        11,348        25,361        32,499
Selling, general and administrative expenses    (10,220)       (8,872)      (28,769)      (26,462)
                                              ---------     ---------     ---------     ---------
Operating (loss) income                          (3,012)        2,476        (3,408)        6,037
Other expenses, net                                (661)         (874)       (2,037)       (2,410)
Amortization of goodwill                           (494)         (494)       (1,481)       (1,481)
                                              ---------     ---------     ---------     ---------
(Loss) income before income taxes                (4,167)        1,108        (6,926)        2,146
Income tax benefit (expense)                        534          (240)        1,093          (164)
                                              ---------     ---------     ---------     ---------
(Loss) income before minority interests          (3,633)          868        (5,833)        1,982
Minority interests                                  (50)          (56)         (207)         (236)
                                              ---------     ---------     ---------     ---------
Net (loss) income                             $  (3,683)    $     812     $  (6,040)    $   1,746
                                              =========     =========     =========     =========

Basic (loss) earnings per share               $   (0.42)    $    0.09     $   (0.68)    $    0.20
Weighted average no. of shares outstanding
-- Basic                                          8,834         8,834         8,834         8,834

Diluted (loss) earnings per share             $   (0.42)    $    0.09     $   (0.68)    $    0.20
Weighted average no. of shares outstanding
-- Diluted                                        8,865         8,834         8,955         8,834

The accompanying notes are an integral part of these consolidated financial statements.


                                      --4--

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                                  -----------------------
                                                                                    2001           2000
                                                                                  ---------      --------
Cash flows from operating activities:
Net (loss) income                                                                 $ (6,040)      $  1,746

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
     Valuation allowance of loan receivable                                            400             --
     Minority interests                                                                207            236
     Amortization of goodwill                                                        1,481          1,481
     Amortization of debt issuance cost                                                364            261
     Depreciation of property, machinery and equipment                               5,527          5,943
     Net loss on disposal of property, machinery and equipment                          33             --
     Deferred taxation                                                                 (29)           (58)
(Increase) decrease in operating assets:
     Accounts receivable, net                                                       (1,325)        (5,879)
     Bills receivable                                                                   --            134
     Inventories                                                                    (1,389)           (12)
     Deposits and prepayments                                                         (399)        (2,268)
Increase (decrease) in operating liabilities:
     Accounts payable                                                                3,049         (2,228)
     Receipts in advance                                                              (651)           688
     Accrued liabilities                                                              (468)         1,060
     Taxation payable                                                               (2,329)          (198)
                                                                                  --------       --------
     Net cash (used in) provided by operating activities                            (1,569)           906
                                                                                  --------       --------
Cash flows from investing activities:
     Acquisitions of property, machinery and equipment                              (4,476)        (3,068)
     Decrease in loan receivable                                                       250             --
                                                                                  --------       --------
     Net cash used in investing activities                                          (4,226)        (3,068)
                                                                                  --------       --------
Cash flows from financing activities:
     New short-term bank borrowings                                                 40,728         34,418
     Repayment of short-term bank borrowings                                       (39,364)       (25,710)
     Repayment of long-term bank loans                                              (1,937)        (9,000)
     New capital lease                                                                 160            174
     Repayment of capital element of capital lease obligations                      (1,429)        (1,260)
     Repayment of convertible note                                                  (1,413)        (1,627)
     Payment of debt issuance cost                                                     (86)            --
                                                                                  --------       --------
     Net cash used in financing activities                                          (3,341)        (3,005)
                                                                                  --------       --------
Effect of translation adjustments on cash                                              324         (1,094)
                                                                                  --------       --------
Net decrease in cash and cash equivalents                                           (8,812)        (6,261)

Cash and cash equivalents, as of beginning of the period                             8,738         12,488
                                                                                  --------       --------
Cash and cash equivalents, as of end of the period                                $    (74)      $  6,227
                                                                                  ========       ========

The accompanying notes are an integral part of these consolidated financial statements.


                                      --5--

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 2001

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

     In the opinion of management, the accompanying financial statements include all recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. Also, we have made certain reclassifications to our historical financial statements to conform to the current period's presentation. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for fiscal year ending March 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 28, 2001.

2.   Inventories

     Inventories consist of:

                                                     As of        As of
                                                    December      March
                                                    31, 2001     31, 2001
                                                    --------     -------
                                                      $'000       $'000
     Raw materials                                    6,274       4,529
     Work-in-process                                    618       1,860
     Finished goods                                   8,280       7,394
                                                     ------      ------
                                                     15,172      13,783
                                                     ======      ======

3.   Comprehensive (Loss) Income

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes guidance for the reporting and display of comprehensive (loss) income and its components. The purpose of reporting comprehensive (loss) income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with stockholders. The components of accumulated other comprehensive loss included in the accompanying consolidated balance sheets consist of cumulative translation adjustments and unrealized loss on short-term investment as of the end of each period.

     Comprehensive (loss) income and its components, net of tax, consist of:

                                                         Three Months Ended        Nine Months Ended
                                                             December 31,            December 31,
                                                         -------------------      -------------------
                                                          2001         2000        2001         2000
                                                         ------       ------      ------       ------
                                                         $'000        $'000       $'000        $'000
     Net (loss) income                                   (3,683)         812      (6,040)       1,746
     Other comprehensive (loss) income, net of tax:
     Translation adjustments                                (94)         136         324       (1,094)
                                                         ------       ------      ------       ------
     Comprehensive (loss) income                         (3,777)         948      (5,716)         652
                                                         ======       ======      ======       ======


                                      --6--

4.   (Loss) Earnings Per Share

     The numerator in calculating both basic and diluted (loss) earnings per share for each period is the reported net (loss) income. The denominator is based on the following weighted average number of common shares:

                                               Three Months Ended       Nine Months Ended
                                                  December 31,            December 31,
                                               ------------------       -----------------
                                                2001        2000         2001        2000
                                               -----        -----       -----       -----
                                                '000        '000        '000        '000
     Basic                                      8,834       8,834       8,834       8,834
     Diluted                                    8,865       8,834       8,955       8,834

     The difference between basic and diluted weighted average number of common shares results from the assumption that dilutive stock options outstanding were exercised. The diluted loss per share for the three and nine months ended December 31, 2001 is anti-dilutive as a result of the net loss. Therefore, the basic and diluted loss per share for the three and nine months ended December 31, 2001 are the same.

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

                                                  Die-Cast       Paper       Corgi       Total
                                                  Division     Division    Division     Segments
                                                  --------     --------    --------     --------
                                                  $ '000       $ '000       $ '000       $ '000

      Three Months Ended December 31, 2001
        Net revenue                                9,779        5,315       12,500       27,594
        Operating (loss) income                   (1,998)      (1,119)         105       (3,012)

      Three Months Ended December 31, 2000
        Net revenue                               16,996        7,964       12,009       36,969
        Operating income                             538          830        1,108        2,476

      Nine Months Ended December 31, 2001
        Net revenue                               38,386       23,928       31,237       93,551
        Operating (loss) income                   (2,987)         477         (898)      (3,408)

      Nine Months Ended December 31, 2000
        Net revenue                               47,034       28,556       29,985      105,575
        Operating income                           1,794        2,773        1,470        6,037

      Total identifiable assets*
        December 31, 2001                         38,032       18,829       32,921       89,782
        December 31, 2000                         45,342       20,883       29,817       96,042

     *Identifiable assets represent total assets less goodwill.

6.   Dividends

     The Company did not declare any dividends for the three and nine months ended December 31, 2001 or for the three and nine months ended December 31, 2000.



                                      --7--

7.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest and income taxes is as follows:

                                                          Nine Months Ended
                                                            December 31,
                                                          -----------------
                                                           2001        2000
                                                          -----       -----
                                                          $'000       $'000

     Interest                                             1,926       2,867
     Income taxes                                         1,236         362

8.   Loan Receivable from Intervisual Books, Inc.

     In May 1999, the Company entered into a credit facility agreement with Intervisual Books, Inc. ("IBI"), pursuant to which the Company agreed to provide a $2.3 million revolving credit facility to IBI. The credit facility was collateralized by certain assets of IBI and bore interest at LIBOR plus 5%. In May 2000, IBI exercised the option under the terms of the agreement to extend the maturity date of the credit facility to May 2001. Pursuant to the credit facility agreement, IBI issued warrants to the Company for the purchase of a maximum of 150,000 shares of common stock of IBI at a price of $1.7325 per share. The estimated fair value of the warrants has been recognized upon receipt and amortized over the one-year period of the aforementioned credit facility. As of December 31, 2001, the fair value of the warrants was approximately $130,000.

     In April 2001, the Company entered into an amendment to the credit facility agreement with IBI which extends the maturity of the credit facility to June 2002. Pursuant to this amendment, IBI repaid $250,000 to the Company in April 2001.

     In December 2001, the Company entered into a second amendment to the credit facility agreement with IBI whereby (1) $400,000 of the outstanding credit facility will be converted to common stock of IBI at $0.63 per share on a date to be determined by the Company; (2) $400,000 of the outstanding facility will be canceled in the quarter ending September 30, 2002, contingent upon satisfactory payment performance by IBI of certain obligations; and (3) the remaining $1.25 million, with outstanding principal originally due in June 2002, will now be payable in 24 equal monthly installments beginning August 31, 2002. Under the same amendment to the credit facility agreement, the Company also agreed with IBI whereby (1) $400,000 of the outstanding accounts receivable will be converted to common stock of IBI at $0.63 per share on a date to be determined by the Company;
     (2) $400,000 of the outstanding receivables will be foregone in January 2002 upon closing of the sale of certain IBI's preferred stocks to an investor; and (3) the remaining $400,000, with outstanding principal due on demand, will now be payable in seven equal monthly installments beginning January 31, 2002. Accordingly, the Company has provided an aggregate valuation allowance amounted to $800,000 for the loans receivable and accounts receivable during the three months ended December 31, 2001.

9.   Contingency

     Under the $9.0 million refinancing loan agreement ("Refinancing Loan") entered with four international banks in March 2001, the Company is required to meet certain financial covenants as of March 31, 2002. The Company anticipates that it may possibly violate some of those financial covenants due to its financial performance that results primarily from poor market conditions in the past nine months. The Company is currently negotiating with those banks in order to obtain a waiver on the compliance with the financial covenants, and believes that the banks will agree to grant such a waiver. However, there can be no assurance that the Company will obtain the waiver. Such circumstances would result in a material adverse impact on the Company's financial condition.



                                      --8--

10.  New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the accompanying financial statements. SFAS No. 142 requires, among other provisions, companies to assess the possible impairment of goodwill existing at the date of adoption and perform subsequent impairment tests on an annual basis. Additionally, existing goodwill and intangible assets must be reassessed and classified consistently in accordance with the Statement's criteria. Under this new standard, the Company will no longer amortize goodwill of $2 million per year; however, intangible assets will continue to be amortized over their determinable useful lives, which, if supportable, may be a period that exceeds or is less than the current maximum period of 40 years. Intangible assets with indeterminable useful lives will not be amortized but assessed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 on April 1, 2002. The Company has assessed goodwill and other intangible assets in accordance with the provisions of the new standards, concluding that adoption of the new standards would not have a material adverse impact on the accompanying financial statements. Beginning on April 1, 2002, the Company's assessment of goodwill impairment will be conducted using specialist independent advisors.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires, among other provisions, retirement obligations to be recognized when they are incurred and presented as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. SFAS No. 143 will be adopted by the Company on April 1, 2003 and is not expected to have a material impact on the accompanying financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which must be applied by the Company by April 1, 2002. The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " and APB Opinion No. 30, " Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events." For long-lived assets to be held and used, the Statement retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and an impairment loss is measured as the difference between fair values and carrying values of the asset. The new Statement requires long-lived assets to be disposed of other than by sale be considered held and used until it is disposed of. The Statement also broadens the scope of APB 30 provisions for the presentation of discontinued operations separately from continuing operations to include a component of an entity that either has been disposed of or is classified as held for sale. In addition, discontinued operations are no longer measured on a net realizable value basis, and expected future operating losses must be reflected in the periods incurred, rather than at the measurement date as previously required by APB 30. The adoption of the Statement is not expected to have a material impact on the accompanying financial statements.



                                      --9--

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, regarding events and trends which may affect the Company's future operating results and financial position. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, changes in market demand for our products, changes in general economic conditions, dependence on certain customers, the results of our planned growth initiatives, competition, changes in governmental regulations, a decline in capital markets, changes in the political, social and economic situations of the United States, Hong Kong and the People's Republic of China ("PRC"), and other risks described in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001. In some cases, forward looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. The forward-looking statements are based on information available to the Company on the date of this report, and the Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto and other information contained in this quarterly report on Form 10-Q.

OVERVIEW

The Company is a turnkey manufacturer of high-quality die-cast, injection-molded and paper products that require a significant degree of engineering and hand-assembly expertise to produce. The Company markets and distributes some of its die-cast products under the Corgi brand names. The Company manufactures die-cast collectibles, collectible holiday ornaments, toys, hand-made books, specialty packaging and other paper products. The Company is headquartered in Hong Kong and its manufacturing operations are located in the neighboring Guangdong Province of the PRC. The Corgi products are marketed from the Company's subsidiaries in the United Kingdom and the United States.

The Company's customers for die-cast and injection-molded products include Hallmark Cards, Inc., Mattel Toys ("Mattel"), Sieper Werke GmbH, Alcone Marketing Group Inc., Promotional Partners Group Ltd., Freeplay Group, Spin Master Far East Ltd and Revell Monogram. For books, paper and packaging products, the Company's customers include Mattel, Intervisual Books, Inc. ("IBI"), Jetta Co. Ltd., Penguin Putnam Inc. and Macmillan Children's Books.

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

RESULTS OF OPERATIONS

The table below sets forth certain statements of operations data as a percentage of net sales for the three and nine months ended December 31, 2001 and 2000.

                                               Three Months Ended       Nine Months Ended
                                                  December 31,            December 31,
                                               ------------------      ------------------
                                                 2001        2000        2001        2000
                                               ------       -----      -------     ------
Net sales                                      100.0%      100.0%      100.0%      100.0%
Gross profit                                    26.1%       30.7%       27.1%       30.8%
Selling, general and administrative expenses    37.0%       24.0%       30.8%       25.1%
Operating (loss) income                        (10.9%)       6.7%       (3.6%)       5.7%
Interest expense, net                            1.9%        2.2%        1.8%        2.3%
Other expenses, net                              0.5%        0.2%        0.3%        0.0%
Amortization of goodwill                         1.8%        1.3%        1.6%        1.4%
(Loss) income before income taxes              (15.1%)       3.0%       (7.4%)       2.0%
Income tax benefit (expense)                     1.9%       (0.6%)       1.2%       (0.2%)
Minority interests                               0.2%        0.2%        0.2%        0.2%
Net (loss) income                              (13.3%)       2.2%       (6.5%)       1.7%



                                     --10--

Net Sales. The Company's net sales were $27.6 million for the three months ended December 31, 2001, a decrease of $9.4 million, or 25.4%, from $37.0 million from the same period in 2000. The decrease was primarily due to a decrease in the sales of the Die-Cast Division resulting from an overall toy industry downtown.

Net sales for the nine months ended December 31, 2001 were $93.6 million, a decrease of $12.0 million, or 11.4%, from $105.6 million from the same period in 2000. The decrease was primarily due to the global economic slowdown. However, the reduction was partially offset by an increase in sales in the Corgi Division.

Gross Profit. The Company's gross profit was $7.2 million for the three months ended December 31, 2001, a decrease of $4.1 million, or 36.3%, from $11.3 million from the same period in 2000. Gross margin was 26.1% of sales for the three months ended December 31, 2001 and 30.7% for the three months ended December 31, 2000. The decreases in gross margin and gross profit were primarily due to increased manufacturing costs and inventory write-down in the Die-Cast and Paper Divisions.

Gross profit for the nine months ended December 31, 2001 was $25.4 million, a decrease of $7.1 million, or 21.8%, from $32.5 million from the same period in 2000. Gross margin was 27.1% of sales for the nine months ended December 31, 2001 and 30.8% for the same period in 2000. The decreases in gross margin and gross profit were due to lower sales in both the Die-Cast Division and Paper Division and increased manufacturing costs as well as inventory write-down in the Die-Cast and Paper Divisions.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $10.2 million for the three months ended December 31, 2001, an increase of $1.3 million or 14.6%, from $8.9 million from the same period in 2000. The increase was due to higher advertising expenditures in the Corgi Division and a valuation allowance resulting from the financing restructuring by new investors of IBI.

Selling, general and administrative expenses for the nine months ended December 31, 2001 was $28.8 million, an increase of $2.3 million, or 8.7%, from $26.5 million from the same period in 2000. The increase was due to higher advertising expenditures in the Corgi Division and a valuation allowance resulting from the financing restructuring by new investors of IBI.

Interest Expense, Net. The Company's interest expense, net, was $527,000 for the three months ended December 31, 2001 and $1.7 million for the nine months ended December 31, 2001. The Company's interest expense, net, was $800,000 for the three months ended December 31, 2000 and $2.5 million for the nine months ended December 31, 2000. The decreases in the Company's interest expense, net, for both periods were due to the reduction of the principal of the term loan for the acquisition of Corgi Classics Limited (described in the "Liquidity and Capital Resources" section below) as well as continuous interest rate reductions in the United States and Hong Kong.

Other Income (Expense), Net. The Company's other expense, net, was $134,000 for the three months ended December 31, 2001, as compared to $73,000 for the same period in 2000.

The Company's other income (expense), net, was $(323,000) for the nine months ended December 31, 2001, as compared to $45,000 for the same period in 2000.

Amortization of Goodwill. The Company's amortization of goodwill was $494,000 for the three months ended December 31, 2001 and $1.5 million for the nine months ended December 31, 2001.

Income Tax Benefit (Expense). The Company's income tax benefit (expense) was $534,000 for the three months ended December 31, 2001, as compared to $(240,000) for the same period in 2000. The increase in income tax benefit is due to the net loss for the three months ended December 31, 2001 as compared to the net income to the same period in 2000.

The Company's income tax benefit (expense) was $1.1 million for the nine months ended December 31, 2001, as compared to $(164,000) for the same period in 2000. The increase in income tax benefit is due to the net loss for the



                                     --11--
nine months ended December 31, 2001 as compared to the net income to the same period in 2000.

Minority Interests. The Company's minority interests were $50,000 for the three months ended December 31, 2001 and $56,000 for the same period in 2000. The decrease was due to lower net income in the Company's subsidiaries.

The Company's minority interests were $207,000 for the nine months ended December 31, 2001 and $236,000 for the same period in 2000. The decrease was due to lower net income in the Company's subsidiaries.

Net (Loss) Income. The Company's net loss was $3.7 million for the three months ended December 31, 2001, a decrease of $4.5 million from $812,000 in net income for the same period in 2000. The decrease was mainly due to lower sales, lower gross margins in the Die-Cast and Paper Divisions and a valuation allowance resulting from the financial restructuring by new investors of IBI.

The Company's net loss was $6.0 million for the nine months ended December 31, 2001, a decrease of $7.7 million from $1.7 million in net income for the same period in 2000. The decrease was primarily due to lower sales and lower gross margins in the Die-Cast and Paper Divisions; higher selling, general and administrative expenses incurred by the Corgi Division in connection with its expansion into the U.S. markets and a valuation allowance resulting from the financial restructuring by new investors of IBI.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $(74,000) as of December 31, 2001. Cash used in operating activities was $2.0 million for the nine months ended December 31, 2001. Cash used in investing activities for the nine months ended December 31, 2001 was $3.8 million. Such cash was used primarily in connection with the acquisition of tools. Cash used in financing activities was $3.3 million for the nine months ended December 31, 2001.

The Company has lines of credit with certain banks including: ABN AMRO Bank, KBC Bank, Standard Chartered Bank, The Hong Kong and Shanghai Banking Corporation Limited, and The Royal Bank of Scotland plc. As of December 31, 2001, the Company had outstanding banking facilities of $49.3 million and unused facilities of $16.0 million.

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

From July 1999 through March 2001, the Company repaid $21.0 million (70%) of its original $30.0 million Corgi Term Loan. In order to release working capital to expand its sales and marketing efforts, the Company completed a $9.0 million refinancing (the "Refinancing Loan") with four international banks: ABN AMRO Bank, N.V. (Hong Kong Branch), KBC Bank, N.V. (Hong Kong Branch), Standard Chartered Bank and Rabo Bank (Hong Kong Branch) (collectively, the "Lenders") in March 2001. The Refinancing Loan extends the loan terms and calls for scaling down the quarterly repayment commitments. As of December 31, 2001, the outstanding amount under the Refinancing Loan was $7.5 million. The Company is currently seeking to obtain from the Lenders a waiver with respect to certain financial covenants for the year ending and as of March 31, 2002, as a result of, among other things, the renegotiation of the IBI Agreement described below. If the Company is unable to do so, the Lenders may accelerate the indebtedness under the Refinancing Loan, which would have a significant adverse effect on the Company's business, unless alternative financing were promptly obtained.

In connection with the Corgi Acquisition, the Company issued a total of $4.7 million (equivalent of GBP3.0 million) in convertible loan notes to certain stockholders of Corgi UK (the "Loan Note"). The Loan Note matures at various dates within a three year period ending in July 2002. The Loan Note carries with it a right, exercisable by the Note holders (as defined in the Loan Note), to require the Company to purchase the outstanding amount of the Loan Note in exchange for the issuance to the Note holders of shares of the Company at a price equal to 80 percent of the average market price of the Company's common stock over a ten-day period prior to exercise of the right, so long as the average market price is above $12. This right is exercisable over a three-year period commencing on July 28, 1999 subject to certain conditions. The outstanding amount of the Loan Note as of December 31, 2001 was $1.6 million (equivalent of GBP1.1 million).



                                     --12--

In January 2001, Corgi UK entered into two agreements (collectively, the "RBS Loan Agreements") with The Royal Bank of Scotland plc ("RBS") to support the Corgi Division's expansion into U.S. markets and general working capital requirements. Under the terms of the RBS Loan Agreements, RBS agreed to provide to Corgi UK a term loan of $5.8 million (equivalent of GBP4.0 million) as well as a revolving working capital facility of $4.4 million (equivalent of GBP3.0 million). As of December 31, 2001, the outstanding amount for the RBS loans was $5.2 million and the outstanding amount for the revolving working capital facility was $3.4 million.

Consistent with practice in industry, the Company offers accounts receivable terms to its customers. This practice creates working capital requirements that the Company generally finances with net cash balances through short-term bank borrowings. The Company's accounts receivable balance at December 31, 2001 was $29.5 million.

In May 1999, the Company entered into a loan and security agreement with IBI (the "IBI Agreement"). Under the terms of IBI Agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI (the "IBI Credit Facility"), which was scheduled to mature in May 2000 and secured by certain assets of IBI. Pursuant to the IBI Agreement, IBI extended the IBI Credit Facility for an additional year and issued warrants to the Company to purchase 150,000 shares of common stock of IBI at a price of $1.73 per share. The warrants are non-transferable and are exercisable during a two-year period ending May 12, 2002.

In April 2001, the Company entered into an amendment to the IBI Agreement, which extended the maturity date of the IBI Facility to June 30, 2002. Pursuant to this amendment, IBI repaid the Company $250,000 in April 2001.

In December 2001, the Company and IBI entered into a second amendment to the IBI Agreement. Under the terms of the second amendment, the parties renegotiated the terms of payment for (1) the outstanding principal under the IBI Agreement and
(2) the outstanding balance of past due trade payables under the IBI Agreement. At the time of the second amendment, the outstanding principal was $2,050,000. With respect to the outstanding principal, the parties agreed that (a) $400,000 of the outstanding principal will be converted into common stock of IBI, with voting rights which will be subject to the terms and provisions of a voting agreement, to be executed between the Company and Intervisual Partners LLC (IBI's parent corporation), (b) $400,000 of the outstanding principal will be canceled in the quarter ending September 30, 2002, contingent upon satisfactory payment performance by IBI of certain obligations and (c) the remaining $1.25 million of the outstanding principal will be payable in twenty-four equal monthly installments beginning August 31, 2002. At the time of the second amendment, the outstanding balance of past due trade payables was $1,250,000. With respect to past due trade payables, the parties agreed that (a) $400,000 of the outstanding past due trade payables will be converted into common stock of IBI at $0.63 per share on a date to be determined by the Company, with voting rights which will be subject to the terms and provisions of a voting agreement, to be executed between the Company and Intervisual Partners LLC; (b) $400,000 of the past due trade payables will be canceled in January 2002 upon the closing of the sale of certain IBI's preferred stock and (c) the remaining $400,000 will be payable in seven equal monthly installments beginning January 31, 2002.

Management of the Company will continue to monitor the situation and expects to take necessary action as appropriate at the time to recover the loan. No assurances can be given as to the ability of the Company to recover the amount due to the Company under the terms of the IBI Credit Facility, as amended, and the inability to do so could have a material adverse effect on Company's financial condition. Management of the Company will determine whether the value of the loan could be impaired, and if appropriate, record necessary provision.

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

SEASONALITY

The Company's operating results in the past have fluctuated and those results may fluctuate in the future. The Company ceases production for a two-week period during January or February of each year due to the Chinese New Year holiday, which has caused revenues during the fourth fiscal quarter of each year to be lower than revenues



                                     --13--
during the other three quarters. The Company may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of orders from customers and the shipment of products. Sales of books are weighted toward the Christmas season; as a result, book sales in the first half of the fiscal year are generally higher than the second half. The Company may experience annual and quarterly variations in operating results and, accordingly, the trading price of the American Depository Shares may be subject to fluctuations in response to such variations.

EXCHANGE RATE RISK

The Company's sales are denominated either in U.S. dollars, GBP, Hong Kong dollars or Euros. The largest portion of the Company's expenses are denominated in Hong Kong dollars, followed by Renminbi (the PRC's currency), GBP and U.S. dollars. Euro as recently deployed by the European countries, is not yet a dominant currency for the Company. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, GBP, Hong Kong dollar, Renminbi and the Euro. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong dollar, Renminbi, Euro or GBP relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS FACTORS

The Company and its business are subject to a number of risks and uncertainties. These risks and uncertainties include but are not limited to the following: (i) the Company's long-term operating results depend upon its customers' ability to conceive of, design and market new products and upon continuing market acceptance of its customers' existing and future products; (ii) the Company faces significant competition in each of its product segments; (iii) the Company is subject to the financial conditions of certain major customers and may not be able to collect accounts receivable; (iv) the Company's efficient and cost-effective operation of certain of its facilities depends upon the cooperation and support of PRC governmental bodies; (v) the Company's success is substantially dependent upon retention of existing executive management and the recruitment of executive managers in the future; (vi) most of the Company's products are shipped to customers in the United States, which may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels; (vii) the Company's ability to renegotiate its letters of credit and the Refinancing Loan , as described above; (viii) the Company's ability to receive payments under the IBI Agreement, as amended, and under all of its other accounts receivable and (ix) the Company's business, financial condition and results of operation may be influenced by the general, political, social and economic situations in Hong Kong, the PRC, the United States and elsewhere. Some of these risks, among others, are more fully described in the "Risk Factors" section of the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001 as filed with the Securities and Exchange Commission on June 28, 2001.



                                     --14--

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary risk exposures arise from changes in interest rates and foreign currency exchanges rates. The Company had $30.6 million in variable rate debt outstanding on December 31, 2001. The Company does not currently hedge its interest rate exposure. Based on its current level of variable rate debt, the Company believes that its results from operations and cash flows would not be adversely affected if the applicable interest rates were increased one percent.

The Company is exposed to risk from changing foreign currency exchange rates. The Company's sales are denominated either in U.S. dollars, GBP, Hong Kong dollars or Euros. The majority of the Company's expenses are denominated in Hong Kong dollars, followed by Renminbi, GBP, Euros and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, GBP, the Euro, Hong Kong dollar and Renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong dollar or Renminbi, GBP or Euros relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. If exchange rates on such currencies were to fluctuate 10%, the Company believes that its results from operations and cash flows would not be adversely affected.



                                     --15--

PART II. OTHER INFORMATION

Items 1, 2, 3 and 4 of Part II are not applicable and have been omitted.

ITEM 5. OTHER INFORMATION

In November 2001, Kevin Murphy, formerly Vice President of Operations, was promoted to President and Chief Executive Officer of the Paper Division.

In December 2001, Richard Tong, a seasoned executive with more than 20 years of experience in operations and general management positions, was appointed as President and Chief Executive Officer of the Die-Cast Division.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibit is filed with this report.

     Exhibit
     Number         Description
     -------        -----------
        10.1        Zindart Loan and Security Agreement and Agreement, May 13, 1999, by and among Zindart
                    Limited (Hong Kong), Intervisual Books, Inc. and Fast Forward Marketing, Inc.
        10.2        Extension Notice, May 29, 2000, delivered pursuant to the Zindart Loan and Security
                    Agreement and Agreement, May 13, 1999, by and among Zindart Limited (Hong Kong),
                    Intervisual Books, Inc. and Fast Forward Marketing, Inc.
        10.3        Amendment No. 1 to the Zindart Loan and Security Agreement and Agreement, April 16, 2001,
                    by and among Zindart Limited (Hong Kong), Intervisual Books, Inc. and Fast Forward
                    Marketing, Inc.
        10.4        Amendment No. 2 to the Zindart Loan and Security Agreement and Agreement, December 31
                    2001, by and among Zindart Limited (Hong Kong), Intervisual Books, Inc. and Fast Forward
                    Marketing, Inc.
        10.5        Employment Agreement, between Hua Yang Printing Holdings Co., Ltd., a wholly-owned subsidiary of Zindart Limited, and Kevin Murphy, dated November 1, 2001.
        10.6        Employment Agreement, between Zindart Limited and Richard Tong, dated December 17, 2001.

(b)  Reports on Form 8-K.

     None.



                                     --16--

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ZINDART LIMITED




                                           /s/ PETER A.J. GARDINER
                                           -------------------------------------
Dated: February 12, 2002                   By: Peter A.J. Gardiner
                                               Executive Chairman
                                               (Principal Executive Officer)




                                           /s/ LEN KALKUN
                                           -------------------------------------
Dated: February 12, 2002                   By: Len Kalkun
                                               Interim Chief Financial Officer
                                               (Principal Financial Officer)



                                     --17--

                                  Exhibit Index

     Exhibit
     Number         Description
     -------        -----------
        10.1        Zindart Loan and Security Agreement and Agreement, May 13, 1999, by and among Zindart
                    Limited (Hong Kong), Intervisual Books, Inc. and Fast Forward Marketing, Inc.

        10.2        Extension Notice, May 29, 2000, delivered pursuant to the Zindart Loan and Security
                    Agreement and Agreement, May 13, 1999, by and among Zindart Limited (Hong Kong),
                    Intervisual Books, Inc. and Fast Forward Marketing, Inc.

        10.3        Amendment No. 1 to the Zindart Loan and Security Agreement and Agreement, April 16, 2001,
                    by and among Zindart Limited (Hong Kong), Intervisual Books, Inc. and Fast Forward
                    Marketing, Inc.

        10.4        Amendment No. 2 to the Zindart Loan and Security Agreement and Agreement, December 31
                    2001, by and among Zindart Limited (Hong Kong), Intervisual Books, Inc. and Fast Forward
                    Marketing, Inc.

        10.5        Employment Agreement, between Hua Yang Printing Holdings Co., Ltd., a wholly-owned subsidiary of Zindart Limited, and Kevin Murphy, dated November 1, 2001.

        10.6        Employment Agreement, between Zindart Limited and Richard Tong, dated December 17, 2001.



                                     --18--