Form 10-K
period 2002-03-31
ZINDART LTD
filed 2002-07-01
CIK 1028637

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
        ----------------------------------------------------------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended March 31, 2002 OR

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

               Flat C&D, 25/F, Block 1, Tai Ping Industrial Centre
       57 Ting Kok Road, Tai Po, New Territories, Hong Kong S.A.R., China
                    (Address of Principal Executive Offices)

                                 Not Applicable
                                   (Zip Code)

               Registrant's telephone number, including area code:
                               011-852-2256-6000

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of Each Class
                                 Not Applicable

                    Name of Each Exchange on Which Registered
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                           AMERICAN DEPOSITARY SHARES
                         (Representing Ordinary Shares)
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reverence in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

The approximate aggregate market value of the American Depositary Shares ("ADSs") held by non-affiliates of the Registrant, based upon the last sale price of the ADSs reported on the Nasdaq National Market on Thursday, June 27, 2002 was $3,025,567. Shares held by each officer, director and holder of 5% or more of the outstanding ADSs have been excluded in that such person may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of ordinary shares ("Shares") outstanding as of Thursday June 27, 2002 was 8,834,125, of which 6,223,014 were represented by ADSs.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, regarding events and trends which may affect the Company's future operating results and financial position. These statements are subject to risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated. These risks, assumptions and uncertainties include, but are not limited to, changes in market demand for our products, changes in general economic conditions, dependence on certain customers, the results of our planned growth initiatives, competition, changes in governmental regulations, a decline in capital markets, changes in the political, social and economic situations of the United States, Hong Kong and the People's Republic of China (excluding Hong Kong, the "PRC"), and other risks described in the section in this Annual Report on Form 10-K entitled " Risk Factors". In some cases, forward looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. The forward-looking statements are based on information available to the Company on the date of this Annual Report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect subsequent events or circumstances. Readers should carefully review the risk factors described in this annual report on Form 10-K as well as in other documents that we file from time to time with the Securities and Exchange Commission, including the quarterly reports on form 10-Q and any current reports on Form 8-K.

REPORTS TO SHAREHOLDERS

Zindart Limited (the "Company") is publishing this annual report (the "Annual Report") on Form 10-K, and the Company intends to publish its subsequent quarterly reports on Form 10-Q in order to provide additional information to the Company's shareholders. However, the Company, as a foreign private issuer, is not required to publish reports on these forms and may discontinue doing so at any time without prior notice. Moreover, as a foreign private issuer, the Company is and will remain exempt from Section 14(a), 14(b), 14(c), and 14(f) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company's officers, directors and principal shareholders are and will remain exempt from the reporting and "short-swing" profit recovery provisions contained in Section 16 of the Exchange Act until such time as the Company ceases to be a foreign private issuer.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Zindart Limited Proxy Statement relating to the annual general meeting of shareholders to be held on September 5, 2002 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

CURRENCY CONVERSIONS

All references in this Annual Report on Form 10-K to "U.S. dollars," "US$" or "$" alone are to United States dollars; all reference to "GBP" are to pounds sterling of the United Kingdom; all references to "HK dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" are to Renminbi, which is the currency of the PRC. This Annual Report on Form 10-K contains translations of certain HK dollar amounts into U.S. dollar amounts at specified rates. These translations should not be construed as representations that the HK dollar amounts actually represent or represented such U.S. dollar amounts or could be or could have been converted into U.S. dollars at the rates indicated. Unless otherwise stated, the translations of HK dollars into U.S. dollars have been made at the rate of US$1.00 = HK$7.8. The translations of GBP into U.S. dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expenses accounts using an average exchange rate during each reporting period.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

The Company has no registered trademarks in respect of its manufacturing businesses. The Company received a U.S. utility patent on a novelty book product. Under the terms of certain acquisition agreements, the Company acquired certain trademarks and other intellectual property rights associated with the Corgi Classics Ltd. and the Lledo businesses. Key trademarks are registered in the substantive territories in which the Company operates or distributes its products. The Company's key employees have entered into confidentiality agreements with the Company.

PART I

ITEM 1 - BUSINESS

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Company" refers to Zindart Limited and its subsidiaries (including Hua Yang and Corgi) and the term "Zindart" refers to Zindart Limited and its subsidiaries (excluding Hua Yang and Corgi). The term "Hua Yang" refers to Hua Yang Holdings Co., Ltd., its main operating subsidiary, Hua Yang Printing Holdings Co., Ltd., and its other subsidiaries. The term "Corgi" refers to Corgi Classics Holdings Ltd., its main operating subsidiaries, Corgi Classics Ltd., Corgi Classics, Inc. and its other subsidiaries. The Company's executive offices are located at Flat C&D, 25/F, Block 1, Tai Ping Industrial Centre, 57 Ting Kok Road, Tai Po, New Territories, Hong Kong, S.A.R., China and its telephone number is 011-852-2256-6000.

The Company is a turnkey manufacturer of high-quality die-cast, injection-molded plastic and paper products that require a significant degree of engineering and hand-assembly expertise to produce. The Company markets and distributes some of its die-cast products under the Corgi brand names. The Company manufactures die-cast and injection-molded collectibles, collectible holiday ornaments, toys, hand-made books, specialty packaging and other paper products. The Company is headquartered in Hong Kong and its manufacturing operations are located in the neighboring Guangdong Province of the PRC. The Corgi products are marketed from the Company's subsidiaries in the United Kingdom and the United States.

The Company serves a growing number of customers that are brand-name marketers of die-cast and injection-molded giftware and collectibles, as well as packagers and publishers of books and board games in the United States and Europe. Customers for die-cast and injection-molded plastic products include Hallmark Cards, Inc. ("Hallmark"), Mattel(R) Toys ("Mattel(R)"), Sieper Werke GmbH, Promotional Partners Group Ltd., Freeplay Group, Spin Master Toys Far East Ltd. and Revell Monogram Inc. Customers for books, paper and packaging products include Mattel(R), Intervisual Books, Inc. ("IBI"), Jetta Co. Ltd., Penguin Putnam Inc., Macmillan Children's Books, L.V.M.H., Usborne Publishing and Scholastic Inc. Corgi serves its market through a number of distribution channels including wholesale, retail, direct response and the Internet.

DEVELOPMENT OF THE COMPANY

Zindart was founded in 1977 by Mr. George Sun. In 1982, Zindart moved its production to its first facility in the PRC. Additional production capacity was added in 1987 with the opening of Zindart's second PRC facility. In 1993, ChinaVest IV Funds Group, a fund controlled by ChinaVest Limited ("ChinaVest"), acquired a majority ownership position in Zindart. By late 1994, in response to growth in sales, Zindart built a large modern facility for its die-cast and injection-molded products in Dongguan, Guangdong Province (the "Dongguan Facility") in order to expand and consolidate its manufacturing operations. By the end of 1998, the Dongguan Facility provided over 1,424,000 square feet for production and production support including dormitory spaces capable of accommodating up to 12,200 employees.

In February 1998, Zindart acquired 100% of the outstanding capital stock of Hua Yang Holdings Co., Ltd. ("HYHCL"). In such acquisition, the shareholders of HYHCL exchanged all of the outstanding ordinary shares and preferred shares of HYHCL for $35.0 million in cash and up to 1,000,000 shares. Hua Yang was founded in Hong Kong in the 1950's as a small business printer. Today, Hua Yang is a leading printer and manufacturer of hand-made books, specialty packaging and other paper products and is located in the PRC. The acquisition provided Zindart with its own packaging operation, which continues to be an integral part of providing its customers with a fully integrated turnkey manufacturing service. The acquisition of Hua Yang (the "Hua Yang Acquisition") broadened Zindart's product lines and customer base, and promoted its goal of becoming a leading producer of high-quality hand-assembled consumer products in the PRC.

In July 1999, the Company acquired Corgi Classics Ltd. ("Corgi UK"), a leading collectibles company based in the United Kingdom (the "Corgi Acquisition"). Corgi UK produces classic collectible scale model cars, trucks, buses and airplanes and distributes its collectibles in Europe, North America and Asia. The Company expects the Corgi Acquisition to establish synergies between Corgi UK's branded collectibles, marketing capabilities and product innovations in the collectibles industry with Zindart's manufacturing capabilities. The Corgi Acquisition is also expected to allow the Company to strengthen its marketing infrastructure, to advance its goals to continue worldwide growth and expansion and to access brand-building opportunities. In November 1999, Corgi UK acquired, in an asset purchase, the rights to the name "Lledo", a leading brand in the U.K. premium collectibles industry, and certain tooling for collectibles manufactured by Lledo for an aggregate of GBP1.95 million in cash (the "Lledo Acquisition"). The Lledo Acquisition is expected to further strengthen Corgi's position in the collectibles market. With the aim of expanding its branded presence in the global collectibles market through the Corgi Acquisition, the Company incorporated Corgi Classics, Inc., a Delaware corporation ("Corgi US") in 1999 and is committing resources to develop a U.S. distribution network. In fall 2000, Corgi successfully developed a relationship with FAO Schwarz and installed its first dedicated display cabinet in the FAO Schwarz Chicago flagship store. The success of the Chicago fixture has led to the signing of a cooperative merchandising agreement providing for an allotment of dedicated space in three more FAO Schwarz stores: New York, San Francisco and Las Vegas. This type of retail development will enable Corgi to more quickly establish a market share in the United States.

Located in Leicester, Hong Kong, Chicago and Illinois, Corgi employs a total of 73 people engaged in sales, marketing, product engineering and administration of its collectible business. In the United Kingdom, there are over 2,000 retail outlets that stock Corgi products, and of these there are more than 350 Gold Star and Approved specialist Corgi collector retailers and 21 premium standard Collector Centers, each of which carries the full line of Corgi's cars, trucks, buses, and airplanes die-cast scale models. Corgi also operates a Corgi Classics Roadshow vehicle which can be seen at over 50 events per year and is visited by an estimated 2.0 million people every year.

THE COMPANY'S SOLUTION

The Company's customers seek suppliers that can manufacture high-quality products in desired volume (i.e. both in large quantities and limited runs) in a timely and cost-effective manner. In addition, the Company's customers seek to eliminate the cost, time and complexity of identifying and managing multiple vendors required to develop and produce a product. For example, marketers of die-cast and injection-molded plastic products often must hire different companies to engage in product engineering, design, model and mold-making, and manufacturing, assembling and packaging of the finished product. Book customers often must turn to trading houses, brokers or service intermediaries for product development, engineering and component sourcing. The need to coordinate several different companies in the manufacturing process can cause production delays, inefficiencies in the management of multiple contractors and quality and reliability problems.

The Company's full service, value-added approach to manufacturing addresses these customer needs as follows:

High-Quality Production

The Company uses modern computer-aided design and manufacturing equipment to produce high-quality products. The Company also employs a highly trained workforce, including skilled, technically trained craftsmen and other capable but relatively inexpensive laborers for its manufacturing and assembly operations under the guidance of experienced management. The Company ensures quality through rigorous quality control procedures at each step of the production process. The Company has an employee-training program geared specifically toward inspection and quality control.

Manufacturing Capacity

The Company currently employs approximately 8,890 production workers and has an aggregate of 1,962,000 square feet of manufacturing space with the capacity for up to 15,800 workers in its two manufacturing facilities. The Company believes that its available production capacity provides added flexibility to shorten production cycles, which in turn will enable the Company to offer, among other things, a just-in-time manufacturing service.

Turnkey Manufacturing Service

The Company's turnkey manufacturing service fulfills a customer's requirements at every stage in the production process including: component sourcing; computer-aided product engineering; design, model and mold-making; and manufacturing, assembling and packaging of the finished product. This coordinated, one-stop production process provides the Company's customers with
(1) shortened lead times from design to production, (2) a single participant in the manufacturing process instead of the multiple participants previously required and (3) increased efficiency, designed to result in lower per-unit costs.

Commitment to Efficiency

The Company continually strives to increase efficiency and reduce costs for the benefit of the Company and its customers. To date, the Company has been able to achieve efficiencies by locating its production facilities in the PRC, vertically integrating its production processes and working in close cooperation with its customers. The Company has achieved efficiencies as a result of the consolidation of Zindart's operations in its Dongguan Facility.

THE COMPANY'S STRATEGY

The Company's goal is to become the leading manufacturer of high-quality die-cast and injection-molded collectibles, collectible holiday ornaments, toys, hand-made books, specialty packaging and other paper products for the premier designers and marketers of such items. In addition, the Company intends to build shareholder value by implementing a branding strategy. In February 2001, the Company announced a new growth strategy which calls for strengthening its relationships with its multi-national customers and retail partners, increasing and diversifying its customer base and expanding its self-branded presence in the global markets with an emphasis on the U.S. markets. To achieve these goals, the Company expects to focus on the following:

Brand Development

The Company seeks to develop the Corgi brand in the United States. The Company established a direct sales force for its Corgi line of die-cast replica items in the United States. Combining Corgi's marketing strength and brand credentials with Zindart's manufacturing capabilities, the Company expects to strengthen its marketing infrastructure and to advance its goal of worldwide growth and expansion in collectible markets. Recently, Corgi has expanded the number of its retail storefronts in the United States and has opened a permanent showroom at the Toy Center in New York which is convenient major retail chain buyers.

Develop Additional Major Customers

Currently, the Company has a core group of large customers, but it also manufactures products for many other smaller customers. The Company expects that it may be able to develop several of these smaller customers into major customers as they become familiar with the benefits of the Company's turnkey manufacturing service. The Company offers major customers a dedicated production team and dedicated production space which can provide such customers with attractive advantages. For example, the Company can customize its production facility to meet the specific needs of such customers, and the customer is able to exercise greater control over the production process, thereby enhancing quality control and cost efficiency, increasing confidentiality and expediting scheduling and delivery timetables. The Company believes that its ability to offer such dedicated production services has led to enhanced relationships with its core customer base. During the fiscal year ended March 31, 2001, the Company further developed business relationships with Promotional Partners Group Ltd. and Spin Master Toys Far East Ltd. During the fiscal year ended March 31, 2002, the Company successfully started business relationships with McDonald agent, L.V.M.H., Usborne Publishing and Scholastic Inc.

Diversify Product Offerings

The Company has established itself as a leading manufacturer of die-cast and injection-molded collectibles, collectible holiday ornaments, toys, hand-made books, specialty packaging and other paper products. The Company intends to diversify its product offerings to include the manufacture of other consumer products that utilize the Company's current competitive advantages and production expertise. During the fiscal year ended March 31, 2001, the Company began producing radios for Promotional Partners Group Ltd. and die-cast bikes for Spin Master Toys Far East Ltd. During the same year, the Company also produced the new board game titled "Survivor Game" for Mattel(R). In fiscal year ended March 31, 2002, Hua Yang successfully diversified into packaging for perfumes sold in Duty Free shops by a French perfume company while Corgi signed a three year license to produce miniature icons of Jim Henson's four most popular Muppets, matched with die-cast vehicles appropriate to their characters, in celebration of the 25th Anniversary of the first season of "The Muppet Show". Corgi also marketed several lines of military collectibles including Forgotten Heroes(TM), a line commemorating the veterans of the Korean War, and Unsung Heroes(TM), a line of highly detailed military vehicles and aviation equipment used in the Vietnam War. Other popular ranges include Heroes under Fire(TM), a line of emergency vehicles used by fire departments around the country; a licensed series of Budweiser(R) collectibles; a Heavy Haulers(TM) line of eight wheeler trunks; and a group of Film and Television Favorites. Another popular line is Corgi's collection of James Bond movie vehicles and icons.

Deploy Advanced Management Information Systems

The Company seeks to enhance its manufacturing and business processes through the deployment of advanced management information systems that enable the real-time monitoring and management of its operating and financial performance and resources. The Company has targeted to implement Enterprise Resources Plan ("ERP") System to enhance its master planning and operation efficiency.

MARKETS, PRODUCTS AND CUSTOMERS

Die-cast Collectibles

The Company manufactures a wide range of metal die-cast collectible scale model replicas of trucks, airplanes and automobiles, such as the Ford Taurus, Chevrolet Monte Carlo, Ferrari, Audi TT, Corvette, Mustang and Formula One cars. These replicas come in various scales from 1/18th to 1/64th of the size of the original product, and are medium and high-feature products that must meet exacting standards. Many of the die-cast replicas have complex designs which require high-quality workmanship and decorative details, with pad printing with up to one hundred imprints. The most complex of these models incorporates up to 200 moveable parts. The die-cast scale model replicas manufactured by the Company are sold through hobby shops, collectors' clubs, car and equipment dealers, toy and gift stores and other channels. These products typically retail in the United States for between $150 and $180 for the high-feature products, between $25 and $60 for the medium-feature products and between $5 and $10 for the small-feature products. Many of these products have nostalgic appeal to adult consumers, and some of these products, especially the automobile replicas, have attracted a following of collectors and are traded on secondary markets. The Company believes, based on many years of sales experience, that many die-cast collectibles have enduring consumer appeal.

The Company's primary customers for die-cast collectibles are Mattel(R) and Hallmark. Sales to Mattel(R), a leading U.S. designer and marketer of die-cast collectible replicas and general toys, represented 16.3% of the Company's total revenues for the fiscal year ended March 31, 2002 compared to 18.2% of the Company's total revenues for the fiscal year ended March 31, 2001. Sales to Hallmark represented 8.7% of the Company's total revenues for the fiscal year ended March 31, 2002 compared to 9.7% of the Company's total revenues for the fiscal year ended March 31, 2001. Apart from the above two primary customers, there are no customers which account for greater than 10% of the Company's total revenues. Sales to other major customers including Sieper Werke GmbH, Promotional Partners Group Ltd., Freeplay Group, Spin Master Toys Far East Ltd., Revell Monogram Inc. and Creata Promotion (Asia) Ltd. represented approximately 9.5% of the Company's total revenues for the fiscal year ended March 31, 2002.

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

The Keepsake Ornaments manufactured by the Company are collectibles sold through authorized retail outlets. These products typically retail in the United States for between $7 and $25. Many purchasers of Keepsake Ornaments consider these products to be valuable, collectible items. In addition to traditional holiday themes, many Keepsake Ornaments depict characters from storybooks and films such as the Wizard of Oz, Star Trek, Star Wars, Madam Alexandra, Peanuts and various well-known Disney characters. For the fiscal year ended March 31, 2002, sales to Hallmark represented 8.7% of the Company's total revenues.

Books

The Company manufactures "pop-up" books, novelty books and board books. Pop-up books are books containing specially die-cut, folded and glued paper pieces that, when the book is opened, "pop" out of the book in three dimensions. These products typically retail in the United States for between $3 and $50. Most of the Company's "pop-up" books are targeted at children, but there is a small segment that targets the adult and young adult markets. Novelty books, sometimes also referred to as "book-plus", incorporate an extra or unusual element. These elements often make the book interactive or provide play value. For example, novelty books may include an electronic device, a noise maker, plastic, vinyl, textured or scented materials, or a plush toy. Board books usually are die-cut or punched into an unusual shape, thus requiring hand-assembly. These books are made of heavyweight, stiff paperboard, are durable in nature and usually target the children's market. Often board books come in a set of three or more titles and are grouped together in a hand-assembled slip case, sleeve or custom made box. These books are sold through toy and book stores, authorized dealers and other channels.

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

Corgi offers a broad portfolio of products ranging from special interest items to more popular, often license-based, items. The majority of Corgi's product lines are highly detailed, authentic scale replicas of transport vehicles, produced in strictly limited numbers and appealing to a wide range of die-cast collectors. Increasingly, Corgi is broadening its product lines to include more mixed scale, lower-priced, unlimited die-cast lines which are sold in wider distribution channels. Corgi's product portfolio is broadly divided into the following categories: (1) collectible trucks, steam vehicles, and other road transport; (2) collectible public transport; (3) collectible aircraft; (4) traditional die-cast toys and (5) collectible metal figurines. Corgi holds a number of major licenses, including licenses for the production of James Bond, and Texaco items. More recently, Corgi has established a number of products designed to be more appealing to the U.S. consumer, including U.S. fire truck and military based lines, which are developed and supplied by Corgi US. Corgi also owns the Lledo brand and a number of sub-brands including The Aviation Archive, The Original Omnibus Company, Icon Collectibles and Unsung Heroes.

Corgi's products are sold in 30 countries throughout the world. In addition to the United Kingdom and North America, important markets include France, Germany, Hong Kong, Japan and Australia.

RESEARCH AND DEVELOPMENT

Corgi is continually involved in the development of new products, new markets and new manufacturing processes. The total research and development costs incurred by the Company during the fiscal year ended March 31, 2000 was $1.2 million. The total research and development costs incurred by the Company during the fiscal year ended March 31, 2001 was $1.9 million. The total research and development costs incurred by the Company during the fiscal year ended March 31, 2002 was $2.2 million.

MANUFACTURING

The Company offers a fully-integrated turnkey manufacturing service. With this service, the Company integrates component sourcing, computer-aided product engineering, design, model and mold-making, and manufacturing, assembling and packaging of the finished product. This enables the Company to meet all of a customer's design engineering and manufacturing needs and eliminates the need for intermediaries. By coordinating product development and process design with production and packaging, the Company is able to shorten the lead time from conceptual design to product delivery and to lower product cost while maintaining high quality and reliability.

The Company's die-cast and injection-molded production facilities are located in Dongguan in the PRC. The Dongguan Facility includes (1) a product engineering area, (2) model-making and mold-making areas, (3) die-casting and injection-molding areas, (4) hand-spray and electrostatic painting and pad printing areas, (5) assembly and packing areas, (6) a heat transfer decal application workshop, (7) a warehouse and (8) dormitory, dining and recreational facilities. The Company's product engineering staff makes extensive use of sophisticated, computer-aided design systems for the development of prototype-scale models. The die-casting, injection-molding and electrostatic painting areas operate on a two-shift basis. The hand-spray, pad printing and assembly and packing areas run on a single-shift basis. Most employees are engaged in the assembly of the Company's products, and as a result, assembly and packaging account for most of the total production area. The Company's hand-made books, specialty packaging and other paper production facilities are located between Dongguan and Hong Kong in Shenzhen (the "Shenzhen Facility") in the PRC. The Shenzhen Facility includes (1) a pre-press area, press rooms and print finishing area, (2) die-cut, trimming, guillotining and punching areas, (3) packaging and book hand assembly areas, (4) a warehouse and (5) dormitory and dining facilities. The press rooms operate on a two-shift basis with seven advanced German presses delivering up to six-color printing capability. The die-cut department also runs on a two-shift basis during the peak season. Hand assembly for both packaging and books generally works one shift, adding an additional shift during the peak season. Packaging and books account for most of the total work force and production areas.

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

The Company does not believe that there are any significant barriers to entry into the manufacture of its products, although the Company believes that it currently holds certain competitive advantages such as its turnkey manufacturing service, commitment to quality and strong management team. Although the Company has received a U.S. utility patent on one of its novelty book products, the Company does not characterize its business as proprietary and does not own any copyrights or possess any material trade secrets. Accordingly, additional participants may enter the market at any time. In addition, certain of the Company's customers manufacture a substantial portion of their products internally. Any determination by a principal customer to manufacture new products internally or to move manufacturing from the Company to another third party would have a material adverse effect on the Company's results of operations.

SUBSIDIARIES

The Company holds the controlling interests in two mold-making subsidiaries:
Onchart Industrial Ltd., Luen Tat Mould Manufacturing Ltd. ("Luen Tat Mould") and one model-making subsidiary: Luen Tat Model Design Co. Ltd., each of which is a British Virgin Islands corporation. Presently, Luen Tat Mould conducts its mold-making operations in one of the Company's factories, and provides the Company with the largest in-house mold-making capacity in Southern China.

Dongguan Xinda Giftware Co. Ltd. ("Dongguan Xinda") is a Sino-foreign contractual joint venture between the Company and Dongguan Hengli Trading General Co., an entity that is controlled by PRC governmental bodies. This joint venture was established in the PRC to own and operate the Dongguan Facility. This joint venture has a term of 15 years, expiring in November 2009. Under the joint venture agreement and the supplemental agreement thereto, the Company possesses substantive participating rights and is entitled to 100% of the joint venture's profit, after paying its joint venture partner a pre-determined annual fee. At the end of the joint venture term, the Company will continue to own the buildings and other assets of the joint venture, but the land currently used to conduct the business of Dongguan Xinda will revert to the PRC party.

HYHCL is a wholly-owned subsidiary of the Company and has three subsidiaries. Hua Yang Printing Holdings Co., Ltd. ("HY Printing Holdings Co."), based in Hong Kong, is wholly-owned by HYHCL and employs the sales, accounting and management staff for the books and packaging businesses. HY Printing Holdings Co. also holds the Hua Yang equity interests in Shenzhen Huaxuan Printing Product Co., Ltd. ("Shenzhen Huaxuan"), a Chinese joint venture and Guangzhou Jin Yi Advertising Co. Ltd. ("Guangzhou Advertising"), a company organized under the laws of PRC. Shenzhen Huaxuan is a contractual joint venture between HY Printing Holdings Co. and Goshu Economic Development Co., a PRC government entity that was established in the PRC to operate the Shenzhen Facility. The Shenzhen Huaxuan joint venture has a term of 15 years and expires in October 2010. Under the joint venture agreement, the Company possesses substantive participating rights and is entitled to 100% of the joint venture's profits, after paying its joint venture partner a pre-determined annual fee. At the end of the joint venture term, the Company will continue to own the other assets of the joint venture, but the land and building currently used to conduct the business of Shenzhen Huaxuan will revert to the PRC party. Guangzhou Advertising is an inactive company 90% owned by HY Printing Holdings Co.

Corgi Classics Holdings Ltd. is a wholly-owned subsidiary of the Company and has a wholly-owned subsidiary, Corgi UK. Corgi UK has three wholly-owned operating subsidiaries: Corgi US, Icon Collectibles Ltd. and Lledo Collectibles Ltd.

BACKLOG AND SEASONALITY

The Company's die-cast and injection-molded plastic product customers generally contact the Company six to eight months in advance of product delivery in order to provide the Company's engineers adequate time to design and fashion the molds for the products. Thereafter, these customers place production orders one to three months in advance of target delivery dates. These purchase orders may be canceled by the customer upon reimbursement of actual costs incurred and payment of a portion of lost profits, as determined on a case-by-case basis. However, premium products have a shortened production lead time which normally will require delivery within one or two months from the date the order is accepted.

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

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

The Company has no registered trademarks in respect of its manufacturing businesses. The Company received a U.S. utility patent on a novelty book product. Under the terms of the Corgi Acquisition and the Lledo Acquisition, the Company acquired certain trademarks and other intellectual property rights associated with the Corgi UK and Lledo businesses. Key trademarks are registered in the substantive territories in which the Company operates or distributes its products. The Company's key employees have entered into confidentiality agreements with the Company.

EMPLOYEES

As of March 31, 2002, the Company employed approximately 10,638 persons, of whom approximately 8,890 were production workers, 1,181 were administrative staff and 567 were engineering and technical personnel. As is customary for employers in the PRC, each of the Company's production facilities includes housing facilities for workers. The Company is committed to providing good working and living conditions for its employees in the PRC. To that end, the Company has adopted a code of conduct relating to human rights, including a prohibition on use of child labor. In addition, the Company has adopted guidelines which address worker safety, wages, hours and statutory holidays.

The Company provides training to its managers and executives in its Hong Kong headquarters through courses conducted by industry professionals engaged by the Company as well as senior management. The courses cover marketing and sales skills, management skills, total quality management and the technical aspects of the Company's operations. In addition, the Company sponsors the attendance of night classes for a number of technical staff, and in-house seminars for workers are held semi-annually by the quality control staff or the factory managers on quality requirements.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATION

Segment Information as to foreign operations is included in Note 24 to the consolidated financial statements of this Annual Report on Form 10-K.

RISK FACTORS

Limited Precedent. There is limited precedent with which to evaluate the potential risks and rewards related to the development, financing, ownership and operation of a light manufacturing company in the PRC.

Limited Reporting Requirements. As a foreign private issuer, the Company is exempt from the rules and regulations under the Exchange Act prescribing the furnishing and content of proxy statements, and its officers, directors and principal shareholders are exempt from the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. Under the Exchange Act, the Company is not required to publish financial statements as frequently, as promptly or containing the same information as U.S. companies.

Dependence on Major Customers. Sales to two core customers - Hallmark, and Mattel(R) - accounted for approximately 25% of the Company's total sales in fiscal year ended March 31, 2002. Zindart began a business relationship with Mattel(R) in February 1997. The Company may be more susceptible to a loss of business from Mattel(R) than it would be from its other customers with which the Company has longer-term relationships. The Company's dependence on its core customers is expected to continue in the foreseeable future. Although management believes that any one of its customers could be replaced eventually, the loss of any one of its major customers, particularly Mattel(R) or Hallmark would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's sales transactions with all of its customers are based on purchase orders received by the Company from time to time that are subject to cancellation.

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

Concentration of Credit Risk; Collection of Accounts Receivable. Concentration of credit risk is primarily limited to trade accounts receivable and is subject to the financial conditions of certain major customers. The Company performs an ongoing credit evaluation of each customer's financial condition. As of March 31, 2002, the Company's five largest accounts receivable accounted for approximately 33% of the Company's gross accounts receivable. The Company maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections. However, no assurances can be given as to the ability of the Company to recover the gross accounts receivable, and the inability to do so could have a material adverse effect on the Company's financial condition.

Ability to Recover Loan from Certain Borrower. In May 1999, the Company entered into a loan and security agreement with IBI (the "IBI Agreement"). Under the terms of IBI Agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI (the "IBI Credit Facility"), which was scheduled to mature in May 2000 and secured by certain assets of IBI. Pursuant to the IBI Agreement, IBI extended the IBI Credit Facility for an additional year and issued warrants to the Company to purchase 150,000 shares of common stock of IBI at price of $1.73 per share (the "Warrants"). The Warrants are non-transferable and were exercisable during a two-year period ended May 12, 2002. All Warrants expired unexercised.

In April 2001, the Company entered into an amendment to the IBI Agreement, which extended the maturity date of the IBI Facility to June 30, 2002. Pursuant to this amendment, IBI repaid the Company $250,000 in April 2001.

In December 2001, the Company and IBI entered into a second amendment to the IBI Agreement. Under the terms of the second amendment, the parties renegotiated the terms of payment for (1) the outstanding principal under the IBI Agreement and
(2) the outstanding balance of past due trade payables under the second amendment to the IBI Agreement.

At the time of the second amendment, the outstanding principal was $2,050,000. With respect to the outstanding principal, the parties agreed that (a) $400,000 of the outstanding principal will be converted into common stock of IBI at $0.63 per share, with voting rights which will be subject to the terms and provisions of a voting agreement, to be executed between the Company and Intervisual Partners LLC (IBI's parent corporation), (b) $400,000 of the outstanding principal will be canceled in the quarter ending September 30, 2002, contingent upon satisfactory payment performance by IBI of certain obligations and (c) the remaining $1.25 million of the outstanding principal will be payable in twenty-four equal monthly installments beginning August 31, 2002.

At the time of the second amendment, the outstanding balance of past due trade payables was $1,250,000. The parties agreed that (a) $400,000 of the outstanding past due trade payables will be converted into common stock of IBI at $0.63 per share on a date to be determined by the Company, with voting rights which will be subject to the terms and provisions of a voting agreement, to be executed between the Company and Intervisual Partners LLC; (b) $400,000 of the past due trade payables will be canceled in January 2002 upon the closing of the sale of certain IBI's preferred stock and (c) the remaining balance will be payable in seven equal monthly installments beginning January 31, 2002.

In December 2001, the Company provided a valuation allowance of $400,000 for the outstanding principal and wrote off an amount of $400,000 for the outstanding past due trade payables.

In January 2002, $400,000 of the outstanding principal and $400,000 of the outstanding past due trade payables were converted into common stock of IBI.

IBI has repaid past due trade payables in monthly installments on time beginning January 31, 2002. IBI has experienced net income and positive cash flow for its quarter ended March 31, 2002. Management of the Company will continue to monitor the situation and expects to take necessary action as appropriate at the time to recover the loan. No assurances can be given as to the ability of the Company to recover the amount due to the Company under the terms of the IBI Credit Facility, as amended, and the inability to do so could have a material adverse effect on the Company's financial condition. Management of the Company will determine at each reporting date whether the value of the loan could be impaired, and if appropriate, record necessary provision.

Production Facilities; Capacity Limitations. The existing Shenzhen Facilities of Hua Yang are relatively old and will likely need to be upgraded and expanded in coming years in order to handle projected business. In that case, the Company will be required to incur substantial costs in connection with upgrading its book and packaging division manufacturing facilities. The Company leases its current facilities for its book and packaging division. The Company does not have an ownership interest in the facilities or such facilities' leasehold improvements, and upon termination of its lease such improvements would revert to the owner of the facilities. The lease will expire on March 31, 2003. No assurance can be given as to the ability of the Company to renew its existing facilities on acceptable terms and at an acceptable cost, and the inability of the Company to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Reliance on Key Personnel. The success of the Company is substantially dependent upon its executive management, as well as upon its ability to attract and retain additional qualified design, manufacturing and marketing personnel. In November 2001, Alexander Ngan M.K. resigned from his position as President and Chief Executive Officer and from the Board of Directors of the Company. Mr. Peter A.J. Gardiner, a senior international executive with experience in global trade, was appointed as Executive Chairman of the Board of Directors effective September 2000. Mr. Gardiner has been charged with expanding the Company's three divisions with emphasis on implementing branding strategies and increasing sales in the U.S. markets and the management of the Company on an interim basis. In November 2001, Kevin Murphy, formerly Vice President of Operations, was promoted to President and Chief Executive Officer of Hua Yang. In December 2001, C. Richard Tong, a seasoned executive with more than 20 years of experience in operations and general management positions, was appointed as President and Chief Executive Officer of Zindart. The loss of the services of any of the Company's current executive management for any reason could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company is not the beneficiary of any "key person" life insurance policy on any such person. Successful expansion of the Company's business will require additional management resources and may require the hiring of additional senior management personnel.

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

Effect of Principal Shareholders. As a principal shareholder, ChinaVest has the ability to significantly influence, if not control, the election of the Company's directors and most corporate actions of the Company. Robert A. Theleen, Vice-Chairman of the Board of Directors, and Mr. Ngan, who resigned from his position as President and Chief Executive Officer and director of the Company on November 12, 2001, are partners in ChinaVest.

Taxation. The Hong Kong profits tax rate is currently 16%. The PRC income tax rates applicable to the Company's two

Sino-foreign joint ventures are currently 27% (24% state income tax and 3% local income tax) and 15% for Dongguan Xinda and Shenzhen Huaxuan, respectively. These joint venture enterprises are exempted from state income tax and local income tax for two years starting from the first year of profitable operations after offsetting prior years' losses, followed by a 50% reduction in state income tax for the next three years. The tax exemption period of Dongguan Xinda expired on December 31, 2000. It was subject to PRC state income tax at the rate of 12% (exemption from local income tax) for the fiscal year ended March 31, 2002. The tax exemption period of Shenzhen Huaxuan expired on December 31, 1997 and it was subject to PRC state income tax at the rate of 15% (exemption from local income tax) for the fiscal year ended March 31, 2002. The Company's effective tax rate was 1.9% for the fiscal year ended March 31, 2002. The amount of income realized is based in a large measure on the transfer prices the Company pays for the products manufactured in its joint ventures located in the PRC. In the event that the PRC tax authorities were to successfully challenge the transfer prices established by the Company, the Company would become subject to increased taxation in the PRC. As a result, the effective tax rate of the Company would increase, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations. Under interpretations relating to allocation of income under Hong Kong tax law, Zindart recognizes one-half of the gross profit of Zindart as taxable income in Hong Kong. In the event that these interpretations change or are held invalid, the Company's taxable income could be increased in Hong Kong. As a result, the effective tax rate of the Company would increase, which would in turn have a material adverse effect on the Company's business, financial condition and results of operations.

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

Compliance with loan covenants. Under the terms of the Refinancing Loan and RBS Loan, the Company is required to comply with various restrictive financial covenants imposed by the Lenders and RBS. The financial covenants include, among others, the maintenance of specific tangible net assets, ratio of net borrowings to tangible net assets, ratio of current assets to current liabilities, interest cover, earnings before interest and tax ("EBIT"), debt service ratio, ratio of net cash flow to borrowing costs, ratio of EBIT to borrowing costs and amount of capital expenditure. The Company was in violation of all financial covenants as of March 31, 2002 except for the covenant limiting capital expenditure, giving the Lenders and RBS the right to accelerate the due dates of the Refinancing Loan and RBS Loan. In June 2002, the Company obtained letters from the Lenders and RBS acknowledging its non-compliance with the aforementioned financial covenants as of March 31, 2002. However, the Company will be required to meet certain revised financial covenants during the fiscal year ending March 31, 2003 with specific terms to be finalized, failing which the Lenders and RBS would have the right to accelerate the due dates of the Refinancing Loan and RBS Loan. Further, the revised financial covenants state that it is an event of default if there is a material adverse change in the Company's ability to comply with its obligations under the Refinancing Loan and RBS Loan. Taking into the above matters, the Company's long-term bank loans under the Refinancing Loan and RBS Loan have been reclassified as a current liability as of March 31, 2002.

The Company has also suffered a loss from operations during the year ended March 31, 2002, the only year of loss over the past ten years, as a result of the economic downturn. Management has implemented stringent control to improve costs, productivity and margins. Management continues to consider asset divestment to improve cash flows. The directors and management believe that the Company's future operations will generate sufficient cash to meet its obligations as they become due. However, the failure to meet any of the financial covenants would constitute an event of default which would give the Lenders and RBS the right to accelerate the due dates of their loans and the Company may not have sufficient cash to repay the loans.

Independent Public Accounting Firm. There may be risks related to our use of Arthur Andersen & Co Hong Kong as our independent auditors and our access to capital markets and timely financial reporting may be impaired if we need to engage a new independent public accounting firm. On June 15, 2002, Arthur Andersen LLP, the United States affiliate of our independent accountants, Arthur Andersen & Co Hong Kong (taken together "Arthur Andersen"), was convicted of federal obstruction of justice charges arising from the United States government's investigation of Enron Corp. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. The Company's access to capital markets and its ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to the Company or if for any other reason Arthur Andersen is unable to perform required audit-related services for the Company. The Company understands that Arthur Andersen & Co Hong Kong has planned to combine its practice with PricewaterhouseCoopers Hong Kong on July 1, 2002. The Company may engage PriceWaterhouseCoopers Hong Kong or another new independent public accounting firm or take such other actions as may be necessary to enable the Company to maintain access to the capital markets and to file timely its financial reports. Any such transition between accounting firms could cause us to incur substantial unforeseen costs, could delay our access to capital markets and could impair our ability to make timely SEC filings.

Country Risks

General. The Company conducts all of its product engineering, model-making, mold-making and manufacturing operations in the PRC. In addition, some of the Company's administrative, finance and accounting, marketing and Management Information System activities are located in Hong Kong. As a result, the Company's business, financial condition and results of operations may be influenced by the general political, social and economic situation in Hong Kong, the PRC and the United States. Accordingly, the Company may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations and changes in import/export regulations, tariffs, duties and quotas.

Exchange Rate Risk. The Company's sales are denominated either in U.S. dollars, GBP, Hong Kong dollars or Euros. The majority of the Company's expenses are denominated in Hong Kong dollars, followed by RMB, GBP, Euros and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. dollar, GBP, the Euros, Hong Kong dollar and RMB. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong dollar, RMB, GBP or Euros relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's manufacturing operations are conducted in the Dongguan Facility and the Shenzhen Facility. The Company's die-cast and injection-molded production facilities are located in the Dongguan Facility. The Company's hand-made books, specialty packaging and other paper production facilities are located in the Shenzhen Facility. The Company's manufacturing facilities have an aggregate of approximately 1,962,000 square feet of manufacturing space and approximately 643,000 square feet of dormitory space. Virtually all land in the PRC is state-owned, but can be leased from the government on a long-term basis.

The Dongguan Facility is built on land leased by Zindart pursuant to a 50-year lease. The operation of the Dongguan Facility is structured as a contractual joint venture with a PRC governmental entity, Dongguan Hengli Trading General Co., which receives a pre-determined annual fee from the Company but does not share in the joint venture's profit. This joint venture has a term of 15 years. At the end of this term, the Company will continue to own the principal assets of the joint venture, including the 50-year land lease. Part of the operation of the Shenzhen Facility is structured as a 15-year contractual joint venture known as Shenzhen Huaxuan with Goshu Economic Development Co., Shenzhen, which receives a pre-determined annual fee from the Company but does not share in the joint venture's profit. Unlike the Dongguan Facility, the Company does not own but leases its factory building and land at the Shenzhen Facility. At the end of the joint venture term, the Company will continue to own the other assets of the joint venture, but the land and building will revert to the PRC party.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS; CONTROL OF REGISTRANT.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended March 31, 2002.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

The ADSs are traded on the Nasdaq National Market under the symbol "ZNDT". The table below sets forth the high and low sales prices for the ADSs (as reported on the Nasdaq National Market) during the periods indicated. The reported last sale price of the ADSs on the Nasdaq National Market on Thursday, June 27, 2002 was $1.96.

                                                       Price Range of ADSs
                                                   ---------------------------
                                                   High                   Low
                                                   -----                 -----
Fiscal Year Ended March 31, 2001
1st Quarter                                        $4.63                 $2.44
2nd Quarter                                        $4.00                 $2.50
3rd Quarter                                        $2.81                 $0.94
4th Quarter                                        $2.00                 $1.06

Fiscal Year Ended March 31, 2002
1st Quarter                                        $3.38                 $1.06
2nd Quarter                                        $3.42                 $1.06
3rd Quarter                                        $3.00                 $1.18
4th Quarter                                        $2.09                 $1.25

As of Thursday, June 27, 2002, there were two holders of record of the Shares (including the depositary on behalf of the holders of ADSs), and 49 holders of record of ADSs. Zindart's Shares are not traded on any market. Since certain of the ADSs are held by nominees, the above number is not representative of the actual number of U.S. beneficial holders or the number of ADSs beneficially held by U.S. persons. The depositary for the ADSs is The Bank of New York.

While the Company may pay dividends in the future, the Company currently intends to retain substantially all of its earnings for expansion of its operations in accordance with its business strategy. Neither Zindart Limited nor any of its majority-owned subsidiaries declared a cash dividend or other dividend during the fiscal year ended March 31, 2002.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has granted incentive stock options and/or non-statutory stock options to employees, directors and consultants. Under its Amended and Restated 1997 Equity Incentive Plan (the "1997 Plan") the Company may grant up to an aggregate of 2,200,000 options to purchase Shares or ADSs. The Shares issued pursuant to the 1997 Plan were registered pursuant to three separate registration statements on Form S-8, filed with the Securities and Exchange Commission on October 31, 1997, October 13, 1998 and October 17, 2001.

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

The Company's subsidiary, Corgi UK, is incorporated under the Company Law of England and Wales.

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

Capital Gains/Taxation of Dividends. Hong Kong has neither capital gains tax nor any form of dividend taxation or withholding taxes, and hence profits accumulated in a Hong Kong company can be distributed as dividends without tax withheld in Hong Kong. However, Hong Kong profits tax will be charged on trading gains from the sale of property that are derived from or arose in Hong Kong, by persons carrying on a trade in Hong Kong where such gains are from such trade. Liability for Hong Kong profits tax would therefore arise in respect of trading gains from the sale of the ADSs or Shares realized by persons carrying on a business of trading or dealing in securities in Hong Kong.

Estate Duty. Estate duties are imposed upon the value of properties situated in Hong Kong that pass to a person's estate upon his or her death. In general, ADSs or Shares that are registered outside Hong Kong are not regarded as properties situated in Hong Kong for estate duty purposes.

Stamp Duty. Hong Kong stamp duty is generally payable by the purchaser on every purchase, and by the seller on every sale, of shares of Hong Kong-incorporated companies. The duty is charged to both the purchaser and the seller at the rate of HK$1.125 per HK$1,000 (reduced to HK$1.0 per HK$1,000 effective September 1,
2001) or part thereof of the consideration for, or (if greater) the value of, the shares transferred. In addition, a fixed duty of HK$5 is currently payable on an instrument of transfer of such shares. Under the current practices of the Hong Kong Inland Revenue Department, if ADSs are not specifically identified to correspond with particular underlying Shares, the issuance of ADSs upon the deposit of Shares issued directly to the Depositary or for the account of the Depositary should not be subject to stamp duty, nor should any Hong Kong stamp duty be payable upon the transfer of ADSs outside Hong Kong.

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

PRC TAXATION

The following discussion summarizes the taxes applicable to the Company's investment in the PRC under PRC law:

Income Tax. The Company's investment is subject to the Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises ("the Foreign Investment Enterprise Tax Law"). Pursuant to the Foreign Investment Enterprise Tax Law, Sino-foreign equity and contractual joint venture enterprises generally are subject to an income tax at an effective rate of 33%, which is comprised of a state tax of 30% and a local tax of 3%. The production joint venture established in the open coastal area of Mainland China is subject to Mainland Chinese income taxes at a rate of 27% (24% state income tax and 3% local income tax), while the joint venture established in a special economic zone in Mainland China is subject to Mainland Chinese income taxes at a rate of 15%. The Foreign Investment Enterprise Tax Law generally exempts Sino-foreign equity and contractual joint venture enterprises engaged in production with an operating period of more than ten years from state and local income taxes for two years starting from the first profitable year of operations after offsetting prior years' losses, followed by a 50% reduction for the next three years. The tax exemption period of Dongguan Xinda started on January 1, 1999 and expired on December 31, 2000. It was subject to PRC state income tax at the rate of 12% for the three months ended March 31, 2001 and for the year ended March 31, 2002. The tax exemption period of Shenzhen Huaxuan expired on December 31, 1997 and it was subject to PRC state income tax at the rate of 7.5% for the nine months ended December 31, 2000. Starting from January 1, 2001, it was and continues to be subject to PRC state income tax at the rate of 15%.

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

Taxation of Dividends from the PRC. Although the Foreign Investment Enterprise Tax Law provides that certain remittances of foreign exchange earnings from the PRC are subject to PRC withholding tax, dividends received by a foreign investor from its foreign investment enterprise are currently exempt from withholding tax. The Company's PRC subsidiaries are qualified as foreign investment enterprises, so withholding tax is exempted on dividends paying out to the Company from these subsidiaries.

Taxation of Disposition of Interest in PRC Subsidiaries. In the event the Company transfers its interest in its PRC subsidiaries, the amount received in excess of its original capital contribution would be subject to PRC withholding tax at the rate of 20% (reduced to 10% effective January 1, 2000).

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

UNITED KINGDOM TAXATION

The following discussion summarizes the taxes applicable to the Company's investment in the United Kingdom under United Kingdom law:

The U.K. statutory corporation tax rate is 30%. The U.K. group companies are able to claim and surrender tax losses between them under the U.K. group's relief provisions. As such, deductible interest expenses incurred within the U.K. parent company can be offset against taxable trading profits earned by trading entities within the U.K. group only in the same year.

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

ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for 1998 give retroactive effect to the acquisition of Hua Yang, which occurred during fiscal year ended March 31, 1998 as a reorganization of companies under common control. Under such presentation, net income has been reduced by the minority interests in Hua Yang not held under common control during the period. The consolidated financial data presented for fiscal year ended March 31, 2000 are that of Zindart after including the operating results of Corgi from July 1999, the date of acquisition. The selected consolidated statement of operations data for the fiscal years ended March 31, 2000, 2001 and 2002 and selected consolidated balance sheet data as of March 31, 2001 and 2002 are derived from the audited Consolidated Financial Statements of the Company, prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended March 31, 1998 and 1999 and the selected consolidated balance sheets data as of March 31, 1998, 1999 and 2000 not included elsewhere in this Annual Report have been prepared in accordance with U.S. GAAP and have been derived from the audited financial statements.

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

                                                                           Years Ended March 31,
                                                ----------------------------------------------------------------------
                                                   1998           1999           2000           2001           2002
                                                ----------     ----------     ----------     ----------     ----------
                                                             (In thousands, except per share price data)
Statement of Operations Data:-
Net sales                                       $  111,534     $  113,605     $  137,120     $  136,083     $  120,693
Cost of goods sold                                 (77,422)       (78,323)       (91,845)       (93,161)       (86,880)
                                                ----------     ----------     ----------     ----------     ----------
Gross profit                                        34,112         35,282         45,275         42,922         33,813
Selling, general and administrative expenses       (19,140)       (20,479)       (30,573)       (34,502)       (37,779)
Interest income (expense), net                         389             35         (1,924)        (3,701)        (2,565)
Other expense, net                                    (314)          (537)        (1,334)        (1,555)        (1,855)
                                                ----------     ----------     ----------     ----------     ----------
Income (loss) before income taxes                   15,047         14,301         11,444          3,164         (8,386)
Income tax (expense) benefit                        (1,419)        (1,377)        (2,099)          (688)           162
                                                ----------     ----------     ----------     ----------     ----------
Income (loss) before minority interests             13,628         12,924          9,345          2,476         (8,224)
Minority interests                                  (3,632)          (757)          (307)          (294)          (210)
                                                ----------     ----------     ----------     ----------     ----------
Net income (loss)                               $    9,996     $   12,167     $    9,038     $    2,182     $   (8,434)
                                                ==========     ==========     ==========     ==========     ==========
Earnings (loss) per common share:-
- Basic                                         $     1.41     $     1.38     $     1.02     $     0.25     $    (0.95)
                                                ==========     ==========     ==========     ==========     ==========
- Diluted(1)                                    $     1.40     $     1.38     $     1.02     $     0.25     $    (0.95)
                                                ==========     ==========     ==========     ==========     ==========

                                                                    Years Ended March 31, (cont.)
                                                --------------------------------------------------------------------
                                                   1998          1999           2000          2001           2002
                                                ----------    ----------     ----------    ----------     ----------
                                                               (In thousands, except per share data)

Weighted average number of common shares
  outstanding:-
- Basic                                              7,109         8,804          8,822         8,834          8,834
                                                ==========    ==========     ==========    ==========     ==========
- Diluted(2)                                         7,155         8,827          8,874         8,834          8,934
                                                ==========    ==========     ==========    ==========     ==========
Balance Sheets Data:-
Cash and cash equivalents                       $   22,373    $   17,061     $   12,488    $    8,738     $    3,714
Net current assets (liabilities)(4)                 40,246        27,429         10,081        10,013         (9,100)
Property, machinery, equipment, net and
  land use right, net                               29,177        30,311         35,804        33,267         31,192
Total assets                                       105,827        90,911        146,598       140,204        125,639
Short-term debt(3)                                      --            --         21,046        16,900         25,563
Long-term bank loans, capital lease
   obligations and convertible note                 30,000            --         18,492        14,937            252
Shareholders' equity                                50,827        67,778         76,805        77,268         68,710
Statements of Cash Flows Data:-
Net cash provided by operating activities           16,520        26,497         17,622        10,729          5,974
Net cash used in investing activities               50,129         6,474         56,715         5,333          4,604
Net cash provided by (used in) financing
  activities                                        34,682       (25,220)        34,669        (8,341)        (6,387)

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

      The diluted loss per common share for the year ended March 31, 2002 is anti-dilutive as a result of the net loss. Therefore, the basic and diluted loss per common share for the year ended March 31, 2002 are the same.

(2) The weighted average number of common shares outstanding is adjusted for the issuance of 279,863 Shares up to February 13, 1998 (date of completion of Hua Yang Acquisition), which represents an approximately 42% effective interest in the number of Shares reserved to issue at the closing of the Hua Yang Acquisition.

(3) Includes short-term bank borrowings, current portions of long-term bank loans, capital lease obligations and convertible note. As of March 31, 2002, this included the reclassification of long-term debt of approximately $5.6 million relating to the breach of loan covenants under such banking facilities.

(4) As of March 31, 2002, net current liabilities arose due to the reclassification of long-term debt of approximately $5.6 million relating to the breach of loan covenants under such banking facilities.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, regarding events and trends which may affect the Company's future operating results and financial position. These statements are subject to risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated. These risks, assumptions and uncertainties include, but are not limited to, changes in market demand for our products, changes in general economic conditions, dependence on certain customers, the results of our planned growth initiatives, competition, changes in governmental regulations, a decline in capital markets, changes in the political, social and economic situations of the United States, Hong Kong and the PRC, and other risks described in the section in this Annual Report on Form 10-K entitled "Risk Factors". In some cases, forward looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. The forward-looking statements are based on information available to the Company on the date of this Annual Report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect subsequent events or circumstances. Readers should carefully review the risk factors described in this annual report on Form 10-K as well as in other documents that we file from time to time with the Securities and Exchange Commission, including the quarterly reports on form 10-Q and any current reports on Form 8-K.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Annual Report.

Overview

The Company is a turnkey manufacturer of high-quality die-cast, injection-molded plastic and paper products that require a significant degree of engineering and hand-assembly expertise to produce. The Company markets and distributes some of its die-cast products under the Corgi brand names. The Company manufactures die-cast collectibles, collectible holiday ornaments, toys, hand-made books, specialty packaging and other paper products. The Company is headquartered in Hong Kong and its manufacturing operations are located in the neighboring Guangdong Province of the PRC. The Corgi products are marketed from the Company's subsidiaries in the United Kingdom and the United States.

The Company services a growing number of customers that are brand-name marketers of die-cast and injection-molded giftware and collectibles, as well as publishers of books and board games in the United States and Europe and marketers of luxury consumable goods. Customers for die-cast and injection-molded plastic products include Hallmark, Mattel(R), Sieper Werke GmbH, Promotional Partners Group Ltd., Freeplay Group, Spin Master Toys Far East Ltd. and Revell Monogram Inc. Customers for books, paper and packaging products include Mattel(R), IBI, Jetta Co. Ltd., Penguin Putnam Inc. and Macmillan Children's Books, L.V.M.H., Usborne Publishing, Scholastic Inc. and Cranium Inc. Corgi serves its market through a number of distribution channels including wholesale, retail, direct response and the Internet.

The Company operates in three business segments: (1) manufacturing of die-cast and injection-molded plastic products under OEM arrangements (the "Die-Cast Division"), (2) manufacturing of paper products under OEM arrangements (the "Paper Division") and (3) design, marketing and distribution of die-cast products under the proprietary brand names owned by its subsidiary, Corgi UK (the "Corgi Division").

Results of Operations

Quarterly Results of Operations

The table below sets forth unaudited quarterly results of the operations for each of the quarters in the fiscal year ended March 31, 2002 and fiscal year ended March 31, 2001. All quarterly information was obtained from unaudited consolidated financial statements not otherwise contained herein. The Company believes that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                  (In thousands, except per share price data)

                                                 QUARTER (UNAUDITED)
                                  ----------------------------------------------        FULL
                                    First        Second     Third        Fourth         YEAR
                                  --------     --------    --------     --------     ---------
Fiscal year 2002

Net sales                         $ 28,265     $ 37,692    $ 27,594     $ 27,142     $ 120,693
Gross profit                         7,328       10,824       7,209        8,452        33,813
(Loss) Income before
  income taxes                      (2,947)         188      (4,167)      (1,460)       (8,386)
Net (loss) income                   (2,562)         205      (3,683)      (2,394)       (8,434)

(Loss) Earnings Per Common
  Share
- Basic                              (0.29)        0.02       (0.42)       (0.27)        (0.95)
- Diluted                            (0.29)        0.02       (0.42)       (0.27)        (0.95)

                                               QUARTER (UNAUDITED)
                                  ----------------------------------------------        FULL
                                    First       Second      Third        Fourth         YEAR
                                  --------     --------    --------     --------     ---------
Fiscal year 2001

Net sales                         $ 35,335     $ 33,271    $ 36,969     $ 30,508     $ 136,083
Gross profit                        10,842       10,309      11,348       10,423        42,922
Income before income taxes             609          429       1,108        1,018         3,164
Net income                             609          325         812          436         2,182

Earnings Per Common Share
- Basic                               0.07         0.04        0.09         0.05          0.25
- Diluted                             0.07         0.04        0.09         0.05          0.25

Yearly Results of Operations

The table below sets forth certain statements of operations data as a percentage of net sales for fiscal years ended March 31, 2000, 2001 and 2002.

                                                 2000        2001        2002
                                                ------      ------      ------
Net sales                                        100.0 %     100.0 %     100.0 %
Gross profit                                      33.0 %      31.5 %      28.0 %
Selling, general and administrative expenses     (22.3)%     (25.4)%     (31.3)%
Amortization of goodwill                          (1.1)%      (1.4)%      (1.6)%
Operating income (loss)                            9.6 %       4.7 %      (4.9)%
Interest expense, net                             (1.5)%      (2.7)%      (2.1)%
Other income, net                                  0.2 %       0.3 %       0.1 %
Income (loss) before income taxes                  8.3 %       2.3 %      (6.9)%
Income tax (expense) benefit                      (1.5)%      (0.5)%       0.1 %
Minority interests                                (0.2)%      (0.2)%      (0.2)%
Net income (loss)                                  6.6 %       1.6 %      (7.0)%

Years Ended March 31, 2002 and 2001

Net Sales. The Company's net sales were $120.7 million for the fiscal year ended March 31, 2002, a decrease of $15.4 million, or 11.3%, from $136.1 million during the fiscal year ended March 31, 2001. The decrease was primarily due to the reduction in sales in the Die-cast and Paper Divisions as a result of global economic slowdown.

Gross Profit and Gross Margin. The Company's gross profit was $33.8 million for the fiscal year ended March 31, 2002, a decrease of $9.1 million, or 21.2%, from $42.9 million during the fiscal year ended March 31, 2001. Gross margin was 28.0% in fiscal year ended March 31, 2002 and 31.5% in fiscal year ended March 31, 2001. The decreases in gross margin and gross profit were due to lower sales volume, unfavorable product mix and excess operating costs in all divisions.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $37.8 million for the fiscal year ended March 31, 2002, an increase of $3.3 million, or 9.6%, from $34.5 million during the fiscal year ended March 31, 2001. Selling, general and administrative expenses constituted 31.3% of net sales in fiscal year ended March 31, 2002 and 25.4% in fiscal year ended March 31, 2001. The increase in selling, general and administrative expenses was due to an increase of 36% in advertising expenditures in the Corgi Division, a write off of $400,000 for the impairment of the accounts receivable and a valuation allowance of $400,000 for the impairment of the loan receivable resulting from the financing restructuring by IBI in the Die-cast and Paper Divisions.

Amortization of Goodwill. The Company's amortization of goodwill was $2.0 million in fiscal year ended March 31, 2002 and 2001. The amortization expense is a result of the acquisition of subsidiaries.

Interest Expense, Net. The Company's interest expense, net, was $2.6 million in fiscal year ended March 31, 2002, as compared to $3.7 million in fiscal year ended March 31, 2001. The decrease in the Company's interest expense, net, was due to the reduction of the principal of the term loan for the acquisition of Corgi UK as well as continuous interest rate reductions in the United States and Hong Kong.

Other Income, Net. The Company's other income, net, was $121,000 in fiscal year ended March 31, 2002, as compared to $419,000 during the fiscal year ended March 31, 2001. The decrease in the Company's other income, net, was due to the fact that no new investment income was recorded during the fiscal year ended March 31, 2002, as compared to the recording of investment income for warrants issued by IBI in relation to the extension of the credit facilities entered into during the fiscal year ended March 31, 2001. For more information about the extension of credit to IBI by the Company, see the section entitled "Liquidity and Capital Resources" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Income Tax (Expense) Benefit. The Company's income tax (expense) benefit was $162,000 in fiscal year ended March 31, 2002, as compared to $(688,000) in fiscal year ended March 31, 2001. The increase in income tax benefit is due to the net loss during the fiscal year ended March 31, 2002, as compared to the net income during the fiscal year ended March 31, 2001.

Minority Interests. The Company's minority interests were $210,000 in fiscal year ended March 31, 2002 and $294,000 in fiscal year ended March 31, 2001. The decrease was due to lower net income in the Company's subsidiaries.

Net Income (Loss). The Company's net income (loss) was $(8.4) million in fiscal year ended March 31, 2002, a decrease of $10.6 million or 481.8% from $2.2 million in fiscal year ended March 31, 2001. The decrease was primarily due to lower sales and lower gross margin; higher selling, general and administrative expenses incurred by the Corgi Division in connection with its expansion into the U.S. markets, a write off for the impairment of the accounts receivable and a valuation allowance for the impairment of the loan receivable resulting from the financial restructuring by IBI. For more information about the extension of credit to IBI by the Company, see the section entitled "Liquidity and Capital Resources" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

Gross Profit and Gross Margin. The Company's gross profit was $42.9 million for fiscal year ended March 31, 2001, a decrease of $2.4 million, or 5.3%, from $45.3 million in fiscal year ended March 31, 2000. Gross margin was 31.5% in fiscal year ended March 31, 2001 and 33.0% in fiscal year ended March 31, 2000. Gross margin decreased due to lower sales and lower margins in the Die-Cast Division as a result of the change in product mix, competitive price for the Paper Division, as well as higher royalty costs and more premium sales with lower margins in the Corgi Division.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses were $34.5 million for fiscal year ended March 31, 2001, an increase of $3.9 million, or 12.7%, from $30.6 million in fiscal year ended March 31, 2000. Selling, general and administrative expenses constituted 25.4% of net sales in fiscal year ended March 31, 2001 and 22.3% in fiscal year ended March 31, 2000. Selling, general and administrative expenses for the Company increased due to the increase of the Corgi Division's expenses as a result of the incremental running costs associated with the new Lledo and Corgi US businesses. Moreover, selling, general and administrative expenses included a full year effect for the Corgi Division in fiscal year ended March 31, 2001, as compared to only eight months in fiscal year ended March 31, 2000.

Amortization of Goodwill. The Company's amortization of goodwill was $2.0 million in fiscal year ended March 31, 2001, an increase of $0.5 million from $1.5 million in fiscal year ended March 31, 2000. The increase was due to the amortization expense in relation to acquisition of Corgi UK having a full year effect as compared with eight months results in fiscal year ended March 31, 2000.

Interest Expense, Net. The Company's interest expense, net, was $3.7 million in fiscal year ended March 31, 2001, as compared to $1.9 million in fiscal year ended March 31, 2000. The increase in interest expense was primarily due to the Company's acquisition of Corgi.

Other Income, Net. The Company's other income, net, was $419,000 in fiscal year ended March 31, 2001, as compared to $208,000 in fiscal year ended March 31, 2000. The increase in other income was primarily due to the recording of investment income for warrants issued by IBI in relation to the extension of the credit facilities entered in the fiscal year ended March 31, 2001.

Income Tax (Expense) Benefit. The effective income tax rate for the Company was 21.7% in fiscal year ended March 31, 2001 and 18.3% in fiscal year ended March 31, 2000. The increase is due to the higher effective income tax rate of the Corgi Division and an increase in non-tax deductible expenses such as amortization of goodwill.

Minority Interests. The Company's minority interests were approximately $300,000 in fiscal year ended March 31, 2001 and 2000.

Net Income (Loss). The Company's net income was $2.2 million in fiscal year ended March 31, 2001, a decrease of $6.8 million or 75.6% from $9.0 million in fiscal year ended March 31, 2000. The decrease is primarily due to the lower sales, lower gross margin as well as higher selling, general and administrative expenses of the Corgi Division.

Liquidity and Capital Resources

On July 28, 1999, the Company acquired all of the outstanding shares of Corgi UK. The Corgi Acquisition was financed by a $30.0 million term loan extended on July 28, 1999 to Corgi Classics Holdings Ltd. by ABN AMRO Bank N.V. (London Branch) (the "Corgi Term Loan"). A standby letter of credit facility between ABN AMRO Bank, N.V. (Hong Kong Branch) and certain other financial institutions and the Company also in the amount of $30.0 million, was entered into on the same date in support of the Corgi Term Loan.

From July 1999 through March 2001, the Company repaid $21.0 million (70%) of its original $30.0 million Corgi Term Loan. In order to release working capital to expand its sales and marketing efforts, the Company completed a $9.0 million refinancing (the "Refinancing Loan") with four international banks: ABN AMRO Bank, N.V. (Hong Kong Branch), KBC Bank, N.V. (Hong Kong Branch), Standard Chartered Bank and Rabo Bank (Hong Kong Branch) (collectively, the "Lenders") in March 2001. The Refinancing Loan extended the loan terms and reduced the quarterly repayment commitments. As of March 31, 2002, the outstanding amount under the Refinancing Loan was $7.0 million.

In connection with the Corgi Acquisition, the Company issued a total of $4.7 million (equivalent of GBP3.0 million) in convertible loan notes to certain stockholders of Corgi UK (the "Loan Note"). The Loan Note matures at various dates within a three year period ending in July 28, 2002. The Loan Note carries with it a right, exercisable by the Loan Note holders (as defined in the Loan
Note), to require the Company to purchase the outstanding amount of the Loan
Note in exchange for the issuance to the Loan Note holders of shares of the Company at a price equal to 80 percent of the average market price of the Company's common stock over a ten-day period prior to exercise of the right, so long as the average market price is above $12. This right is exercisable over a three-year period commencing on July 28, 1999 subject to certain conditions. The outstanding amount of the Loan Note as of March 31, 2002 was $1.6 million (equivalent of GBP1.1 million).

In January 2001, Corgi UK entered into two agreements (collectively, the "RBS Loan Agreements") with RBS to support the Corgi Division's expansion into U.S. markets and general working capital requirements. Under the terms of the RBS Loan Agreements, RBS agreed to provide Corgi UK a term loan of $5.8 million (equivalent of GBP4 million) as well as a revolving working capital facility of $4.3 million (equivalent GBP3 million). As of March 31, 2002, the outstanding amount for term loan was $5.2 million and the outstanding amount for revolving working capital facility was $2.8 million.

Under the terms of the Refinancing Loan and RBS Loan, the Company is required to comply with various restrictive financial covenants imposed by the Lenders and RBS. The financial covenants include, among others, the maintenance of specific tangible net assets, ratio of net borrowings to tangible net assets, ratio of current assets to current liabilities, interest cover, earnings before interest and tax ("EBIT"), debt service ratio, ratio of net cash flow to borrowing costs, ratio of EBIT to borrowing costs and amount of capital expenditure. The Company was in violation of all financial covenants as of March 31, 2002 except for the covenant limiting capital expenditure, giving the Lenders and RBS the right to accelerate the due dates of the Refinancing Loan and RBS Loan. In June 2002, the Company obtained letters from the Lenders and RBS acknowledging its non-compliance with the aforementioned financial covenants as of March 31, 2002. However, the Company will be required to meet certain revised financial covenants during the fiscal year ending March 31, 2003 with specific terms to be finalized, failing which the Lenders and RBS would have the right to accelerate the due dates of the Refinancing Loan and RBS Loan. Further, the revised financial covenants state that it is an event of default if there is a material adverse change in the Company's ability to comply with its obligations under the Refinancing Loan and RBS Loan. Taking into consideration the above matters, the Company's long-term bank loans under the Refinancing Loan and RBS Loan have been reclassified as a current liability as of March 31, 2002.

The Company has also suffered a loss from operations during the fiscal year ended March 31, 2002, the only year of loss over the past ten years, as a result of the economic downturn. Management has implemented stringent control to improve costs, productivity and margins. Management continues to consider assets divestment to improve cash flows. The directors and management believe that the Company's future operations, including asset divestment, will generate sufficient cash to meet its obligations as they become due. However, the failure to meet any of the financial covenants would constitute an event of default which would give the Lenders and RBS the right to accelerate the due dates of their loans and the Company may not have sufficient cash to repay the loans.

Cash and cash equivalents were $3.7 million as of March 31, 2002. Cash generated from operating activities was $6.0 million for fiscal year ended March 31, 2002. Cash used in investing activities for fiscal year ended March 31, 2002 was $4.6 million. Such cash was used primarily in connection with the acquisition of tools. Cash used in financing activities was $6.4 million for fiscal year ended March 31, 2002.

The Company has lines of credit with certain banks including: ABN AMRO Bank, KBC Bank, Standard Chartered Bank, The Hong Kong and Shanghai Banking Corporation Limited, and The Royal Bank of Scotland plc (the "RBS"). As of March 31, 2002, the Company had outstanding banking facilities of $55.9 million and unused facilities of $31.3 million.

Consistent with practice in industry, the Company offers accounts receivable terms to its customers. This practice creates working capital requirements that the Company generally finances with net cash balances through short-term borrowings. The Company's accounts receivable balance at March 31, 2002 was $23.3 million.

In May 1999, the Company entered into a loan and security agreement with IBI (the "IBI Agreement"). Under the terms of IBI Agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI (the "IBI Credit Facility"), which was scheduled to mature in May 2000 and secured by certain assets of IBI. Pursuant to the IBI Agreement, IBI extended the IBI Credit Facility for an additional year and issued warrants to the Company to purchase 150,000 shares of common stock of IBI at price of $1.73 per share. The Warrants are non-transferable and were exercisable during a two-year period ended May 12, 2002. All Warrants expired unexercised.

In April 2001, the Company entered into an amendment to the IBI Agreement, which extended the maturity date of the IBI Facility to June 30, 2002. Pursuant to this amendment, IBI repaid the Company $250,000 in April 2001.

In December 2001, the Company and IBI entered into a second amendment to the IBI Agreement. Under the terms of the second amendment, the parties renegotiated the terms of payment for (1) the outstanding principal under the IBI Agreement and
(2) the outstanding balance of past due trade payables under the second amendment to the IBI Agreement.

At the time of the second amendment, the outstanding principal was $2,050,000. With respect to the outstanding principal, the parties agreed that (a) $400,000 of the outstanding principal will be converted into common stock of IBI at $0.63 per share, with voting rights which will be subject to the terms and provisions of a voting agreement, to be executed between the Company and Intervisual Partners LLC (IBI's parent corporation), (b) $400,000 of the outstanding principal will be canceled in the quarter ending September 30, 2002, contingent upon satisfactory payment performance by IBI of certain obligations and (c) the remaining $1.25 million of the outstanding principal will be payable in twenty-four equal monthly installments beginning August 31, 2002.

At the time of the second amendment, the outstanding balance of past due trade payables was $1,250,000. The parties agreed that (a) $400,000 of the outstanding past due trade payables will be converted into common stock of IBI at $0.63 per share on a date to be determined by the Company, with voting rights which will be subject to the terms and provisions of a voting agreement, to be executed between the Company and Intervisual Partners LLC; (b) $400,000 of the past due trade payables will be canceled in January 2002 upon the closing of the sale of certain IBI's preferred stock and (c) the remaining balance will be payable in seven equal monthly installments beginning January 31, 2002.

In December 2001, the Company provided a valuation allowance of $400,000 for the outstanding principal and wrote off an amount of $400,000 for the outstanding past due trade payables.

In January 2002, $400,000 of the outstanding principal and $400,000 of the outstanding past due trade payables were converted into common stock of IBI.

IBI has repaid past due trade payables in monthly installments on time beginning January 31, 2002. IBI has experienced net income and positive cash flow for it's quarter ended March 31, 2002. Management of the Company will continue to monitor the situation and expects to take necessary action as appropriate at the time to recover the loan. No assurances can be given as to the ability of the Company to recover the amount due to the Company under the terms of the IBI Credit Facility, as amended, and the inability to do so could have a material adverse effect on the Company's financial condition. Management of the Company will determine at each reporting date whether the value of the loan could be impaired, and if appropriate, record necessary provision.

The Company's principal source of cash to fund its liquidity needs is net cash generated from operating activities and cash available under lines of credit. The Company continues to consider assets divestment to improve cash flows. The Company believes that these sources will be adequate to meet the Company's anticipated future requirements for working capital and capital expenditures, assuming that the revised financial covenants in the RBS Loan and the Refinance Loan are finalized and that the Company is able to meet the revised financial covenants as set forth therein. However, there can be no assurances that these resources will be adequate to meet the Company's needs in the future. In the event that the Company requires additional capital, it may be required to issue additional equity securities, which could result in dilution to existing stockholders, or to borrow funds, which could adversely affect operating results. Such capital may not be available on appropriate terms, if at all.

Contractual obligations

The Company had capital commitments for acquisition of property, machinery and equipment for a total of US$1.6 million as of March 31, 2002.

The Company has various operating lease agreements for factory premises, staff quarters which extend through April 2009. As of March 31, 2002, the total future minimum payments under agreements classified as operating leases agreements with non-cancelable terms were US$2.7 million.

Under the supplementary joint venture agreement for the establishment of Dongguan Xinda and Shenzhen Huaxuan, the Company has committed to pay pre-determined annual fees to the respective third-party joint venture partners for the period from November 1994 to October 2010. As of March 31, 2002, the total future fees payable under these agreements were US$5.6 million.

The Company entered into certain foreign currency forward contracts in order to settle trade payable denominated in foreign currencies. As of March 31, 2002, the Company had outstanding foreign currency forward contracts to sell approximately GBP 2.3 million for HK$25 million. These contracts matured in April and May 2002.

Critical Accounting Policies: Accounting Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures. The following accounting policies are currently considered most critical to the preparation of our financial statements.

Revenue Recognition. The Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101: "Revenue Recognition". SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Based on the above criteria our revenue is recognized at the time when the merchandise is shipped and title to the merchandise has passed to customers. Title to the merchandise may transfer to the customer when shipped or when received by the customer based on the specific agreement. We grant discounts or allowances on merchandise and account for these discounts and allowances as a deduction from sales. We evaluate our provisions for estimated discounts and allowances periodically based on historical trends. To date, we have not experienced any significant discounts and allowances. Any material increase in the level of returns could have a material and adverse effect on our financial statements.

Inventory Valuation. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required.

Impairment on loan restructuring. On December 31, 2001, the terms of the credit facility with a Borrower were amended. The loan restructuring was accounted for in accordance with SFAS No. 15: "Accounting by Debtors and Creditors for Troubled Debt Restructurings" and SFAS No. 114: "Accounting by Creditors for Impairment of A Loan - an Amendment of FASB Statement No. 5 and 15". The loan restructuring involved receipt of common stock from the Borrower in partial satisfaction of the aforementioned loan and a modification of terms of the remaining loan. The loan receivable from the

Borrower was first reduced by the fair value of common stock received from the Borrower. The remaining balance was recorded at the present value of expected future cash flows to be received under the modified terms of the restructured loan. If the present value of expected future cash flows to be received under the modified terms of the restructured loan is less than the remaining balance, we recognize an impairment by creating a valuation allowance with a corresponding charge to bad debt expense.

Valuation of Long-lived Assets. We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

(1) significant under-performance relative to expected historical or projected future operating results;

(2)   significant changes in the manner of our use of the asset;

(3)   significant negative industry or economic trends; and

(4)   our market capitalization relative to net book value.

Upon the existence of one or more of the above indicators of impairment, we test such assets for a potential impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cash flows are less than the asset's carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Deferred taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes and tax bases of assets and liabilities in each of the jurisdictions in which we operate. This process involve us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is more unlikely than likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense with the tax provision in the statement of operations.

Critical Accounting Policies: Adoption of New Accounting Policies

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141: "Business Combinations" and Statement of Financial Accounting Standards ("SFAS") No. 142: "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Group's financial statements. SFAS No. 142 requires, among other provisions, companies to assess the possible impairment of goodwill existing at the date of adoption and perform subsequent impairment tests on an annual basis. Additionally, existing goodwill and intangible assets must be reassessed and classified consistently in accordance with the Statement's criteria. Under this new statement, the Company will no longer amortize goodwill but will instead assess goodwill impairment using specialized independent advisors.

Furthermore, under this new Statement, intangible assets with determinable useful lives will continue to be amortized over their estimated useful lives, which, if supportable, may be a period that exceeds the current maximum period of 40 years. Intangible assets with indeterminable useful lives will not be amortized but rather, will be assessed for impairment in accordance with SFAS No. 144. The Company is required to and will adopt SFAS No. 142 on April 1, 2002. As of March 31, 2001 and 2002, the carrying amount of goodwill amounted to $47,210,000 and $45,234,000, respectively. Goodwill amortization for the years ended March 31, 2000, 2001 and 2002 were $1,542,000, $1,974,000 and $1,976,000, respectively. The Company has made a preliminary assessment of goodwill and other intangible assets in accordance with the provisions of this new Statement, and believes that adoption of SFAS No. 142 will not have a material adverse impact on the Group's financial statements.

In August 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143: "Accounting for Asset Retirement Obligations". This Statement requires, among other provisions, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. The Company is required to and will adopt SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Group's financial statements.

In October 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144: "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and modifies APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events." For long-lived assets to be held and used, the Statement retains the requirements of SFAS No. 121, whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and an impairment loss is measured as the difference between fair values and carrying values of the asset. The new Statement requires long-lived assets to be disposed of other than by sale to be considered held and used until it is disposed of. The Statement also broadens the scope of APB 30 provisions for the presentation of discontinued operations separately from continuing operations to include a component of an entity that either has been disposed of or is classified as held for sale. In addition, discontinued operations are no longer measured on a net realizable value basis, and expected future operating losses must be reflected in the periods incurred, rather than at the measurement date as previously required by APB 30. The Company is required to and will adopt SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Group's financial statements.

In April 2002, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145: "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded Statement No. 44, and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company is required to and will adopt SFAS No. 145 on April 1, 2003. The Company is in the process of evaluating the effect the adoption of this standard will have on the consolidated results of operations, financial position and cash flows, if any.

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

Interest Rates. The Company had $24.3 million in variable rate debt outstanding at March 31, 2002. The Company does not currently hedge its interest rate exposure. Based on its current level of variable rate debt, the Company believes that its financial position, results from operations and cash flows would not be adversely affected if the applicable interest rate were increased one percent.

Foreign Currency Risks. The Company is exposed to risk from changing foreign currency exchange rates. The Company's sales are denominated either in U.S. dollars, GBP, HK dollars or Euros. The majority of the Company's expenses are denominated in HK dollars, followed by RMB, GBP, Euros and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative value of the U.S. dollar, GBP, Euro, HK dollar and RMB. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the HK dollar, RMB, GBP or Euro relative to the U.S. dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. If exchange rates on such currencies were to fluctuate by 10%, the Company believes that its financial position, results from operations and cash flows would not be adversely affected.

Inflation. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

ITEM 8 -- REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Zindart Limited:

We have audited the accompanying consolidated balance sheets of Zindart Limited (incorporated in Hong Kong; "the Company") and subsidiaries ("the Group") as of March 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years ended March 31, 2000, 2001 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zindart Limited and subsidiaries as of March 31, 2001 and 2002, and the results of their operations and cash flows for the years ended March 31, 2000, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Group was in violation of certain financial loan covenants as of March 31, 2002. Although the Group has obtained letters from the relevant banks acknowledging the Group's March 31, 2002 violations, the Group will be required to meet certain revised restrictive financial covenants with specific terms to be finalized, failing which the banks would have the right to accelerate the due dates of their loans and the Group may not have sufficient cash to repay all those loans on those earlier dates. The Group has also suffered a loss from operations during the year ended March 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts that might result should the Company not be able to continue as a going concern.

                                            ARTHUR ANDERSEN & CO
                                        Certified Public Accountants
                                                Hong Kong

Hong Kong,
June 21, 2002.

                        ZINDART LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          AS OF MARCH 31, 2001 AND 2002

      (Amounts expressed in United States dollars unless otherwise stated)

                                                Note             2001              2002
                                                ----            -------           -------
                                                                 $'000            $'000
ASSETS

Current assets:
  Cash and cash equivalents                                       8,738             3,714
  Short-term investments                          4                 130               470
  Accounts receivable, net                        5              28,177            23,336
  Inventories                                     6              13,783            13,362
  Prepaid expenses and other current assets       7               4,450             4,378
  Loan receivable, current portion                8                 500               417
                                                                -------           -------
        Total current assets                                     55,778            45,677

Property, machinery and equipment, net            9              32,079            30,031
Deferred advertising costs                                        2,149             2,040
Loan receivable, non-current portion              8               1,800               833
Deferred tax assets                              17                  --               663
Land use rights, net                             10               1,188             1,161
Goodwill, net                                    11              47,210            45,234
                                                                -------           -------
        Total assets                                            140,204           125,639
                                                                =======           =======
LIABILITIES, MINORITY INTERESTS AND
  SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term bank borrowings                     12              10,872            10,432
  Long-term bank loans, current portion          13               2,851            12,187
  Capital lease obligations, current portion     14               1,901             1,393
  Convertible note, current portion              15               1,276             1,551
  Accounts payable                                               14,705            17,633
  Receipts in advance                                             1,539               721
  Accrued liabilities                            16              11,165             9,750
  Taxation payable                               17               1,456             1,110
                                                                -------           -------
        Total current liabilities                                45,765            54,777

Long-term bank loans, non-current portion        13              11,822                --
Capital lease obligations, non-current
  portion                                        14               1,413               252
Convertible note, non-current portion            15               1,702                --
Deferred tax liabilities                         17                 981               549
                                                                -------           -------
        Total liabilities                                        61,683            55,578
                                                                -------           -------
Minority interests                                                1,253             1,351
                                                                -------           -------
Shareholders' equity:
  Common stock, par value $0.0646
    (equivalent of HK$0.5):
    - authorized - 15,000,000 shares as of
        March 31, 2001 and 2002;
    - outstanding and fully paid -
        8,834,125 shares as of March 31,
        2001 and 2002                            18                 571               571
  Additional paid-in capital                                     38,634            38,634
  Retained earnings                                              40,064            31,630
  Accumulated other comprehensive loss                           (2,001)           (2,125)
                                                                -------           -------
        Total shareholders' equity                               77,268            68,710
                                                                -------           -------
        Total liabilities, minority
         interests and shareholders' equity                     140,204           125,639
                                                                =======           =======

   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                FOR THE YEARS ENDED MARCH 31, 2000, 2001 AND 2002

                  (Amounts expressed in United States dollars)

                                           Note          2000            2001             2002
                                           ----        ---------       ---------       ---------
                                                         $'000           $'000           $'000

Net sales                                  24.a          137,120         136,083         120,693
Cost of goods sold                                       (91,845)        (93,161)        (86,880)
                                                       ---------       ---------       ---------
      Gross profit                                        45,275          42,922          33,813
Selling, general and administrative
   expenses                                              (30,573)        (34,502)        (37,779)
Amortization of goodwill                                  (1,542)         (1,974)         (1,976)
Interest income                                              697             546             250
Interest expense                                          (2,621)         (4,247)         (2,815)
Other income, net                                            208             419             121
                                                       ---------       ---------       ---------
      Income (Loss) before income taxes                   11,444           3,164          (8,386)
Income tax (expense) benefit                17            (2,099)           (688)            162
                                                       ---------       ---------       ---------
      Income (Loss) before minority
         interests                                         9,345           2,476          (8,224)
Minority interests                                          (307)           (294)           (210)
                                                       ---------       ---------       ---------
      Net income (loss)                                    9,038           2,182          (8,434)
                                                       =========       =========       =========
Other comprehensive gain (loss), net
  of tax:
   Translation adjustments                                  (149)         (1,679)            166
   Unrealized loss on short-term
      investment                                              --             (40)           (330)
   Reclassification adjustment for
      realized loss included in net
      loss                                                    --              --              40
                                                       ---------       ---------       ---------
      Comprehensive income (loss)                          8,889             463          (8,558)
                                                       =========       =========       =========
Earnings (Loss) per common share
   -  Basic                                                $1.02           $0.25          $(0.95)
                                                       =========       =========       =========
   -  Diluted                                              $1.02           $0.25          $(0.95)
                                                       =========       =========       =========
Weighted average number of common
   shares outstanding
   -  Basic                                            8,822,000       8,834,000       8,834,000
                                                       =========       =========       =========
   -  Diluted                                          8,874,000       8,834,000       8,934,000
                                                       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 2000, 2001 AND 2002

                  (Amounts expressed in United States dollars)

                                                      Common stock
                                       -----------------------------------------
                                                               Reserved and to
                                              Issued              be issued
                                       -------------------   -------------------
                                                                                  Additional
                                       Number of              Number               paid-in       Retained
                                         shares    Amount    of shares   Amount    capital       earnings
                                       ---------   -------   ---------   -------  ----------     --------
                                         '000       $'000      '000      $'000       $'000         $'000
Balance as of March 31, 1999             8,147       527        667         43      38,497         28,844
Issue of common stock                       20         1         --         --         137             --
Net income                                  --        --         --         --          --          9,038
Translation adjustments                     --        --         --         --          --             --
                                         -----       ---       ----        ---      ------        -------
Balance as of March 31, 2000             8,167       528        667         43      38,634         37,882
Issue of common stock                      667        43       (667)       (43)         --             --
Net income                                  --        --         --         --          --          2,182
Translation adjustments                     --        --         --         --          --             --
Unrealized loss on short-
  term investment                           --        --         --         --          --             --
                                         -----       ---       ----        ---      ------        -------
Balance as of March 31, 2001             8,834       571         --         --      38,634         40,064
Net loss                                    --        --         --         --          --         (8,434)
Translation adjustments                     --        --         --         --          --             --
Unrealized loss on short-
   term investment                          --        --         --         --          --             --
Reclassification adjustment
   for realized loss included
   in net loss                              --        --         --         --          --             --
                                         -----       ---       ----        ---      ------        -------
Balance as of March 31, 2002             8,834       571         --         --      38,634         31,630
                                         =====       ===       ====        ===      ======        =======

                                         Accumulated other comprehensive loss
                                        ---------------------------------------
                                        Unrealized loss   Cumulative                 Total
                                         on short-term    translation             shareholders'
                                          investments     adjustments    Total      equity
                                        ---------------   -----------   -------   -------------
                                             $'000           $'000        $'000        $'000
Balance as of March 31, 1999                    --            (133)        (133)      67,778
Issue of common stock                           --              --           --          138
Net income                                      --              --           --        9,038
Translation adjustments                         --            (149)        (149)        (149)
                                              ----          ------       ------      -------
Balance as of March 31, 2000                    --            (282)        (282)      76,805
Issue of common stock                           --              --           --           --
Net income                                      --              --           --        2,182
Translation adjustments                         --          (1,679)      (1,679)      (1,679)
Unrealized loss on short-
  term investment                              (40)             --          (40)         (40)
                                              ----          ------       ------      -------
Balance as of March 31, 2001                   (40)         (1,961)      (2,001)      77,268
Net loss                                        --              --           --       (8,434)
Translation adjustments                         --             166          166          166
Unrealized loss on short-
   term investment                            (330)             --         (330)        (330)
Reclassification adjustment
   for realized loss included
   in net loss                                  40              --           40           40
                                              ----          ------       ------      -------
Balance as of March 31, 2002                  (330)         (1,795)      (2,125)      68,710
                                              ====          ======       ======      =======

   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 2000, 2001 AND 2002

                  (Amounts expressed in United States dollars)

                                                      2000        2001        2002
                                                     -------     -------     -------
                                                     $'000        $'000       $'000
Cash flows from operating activities:
Net income (loss)                                      9,038       2,182      (8,434)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities-
   Minority interests                                    307         294         210
   Amortization of goodwill                            1,542       1,974       1,976
   Depreciation of property, machinery and
      equipment                                        6,247       6,967       7,267
   Net loss on disposal of property,
      machinery and equipment                              7           3          14
   Amortization of land use rights                        27          27          27
   Amortization of loan arrangement fees                 233         825         394
   Gain on short-term investment                          --        (170)         --
   Loss on impairment of short-term investment            --          --         170
   Deferred taxes                                         (4)         13      (1,095)
   Valuation allowance for impairment of loan
      receivable                                          --          --         400
Changes in operating assets and liabilities-
   Accounts receivable, net                             (177)     (1,022)      4,441
   Inventories                                           510       1,041         421
   Prepaid expenses and other current assets             319      (1,341)       (275)
   Deferred advertising costs                         (1,403)       (746)        109
   Accounts payable                                    5,334         179       2,928
   Receipts in advance                                  (444)        181        (818)
   Accrued liabilities                                (3,156)      1,103      (1,415)
   Taxation payable                                     (758)       (781)       (346)
                                                     -------     -------     -------
        Net cash provided by operating activities     17,622      10,729       5,974
                                                     -------     -------     -------

Cash flows from investing activities:
Acquisition of a subsidiary, net of cash
   acquired                                          (47,126)         --          --
Acquisition of property, machinery and
   equipment                                          (7,317)     (5,336)     (4,892)
Proceeds from disposal of property, machinery
   and equipment                                          28           3          38
(Increase) Decrease in loan receivable                (2,300)         --         250
                                                     -------     -------     -------
        Net cash used in investing activities        (56,715)     (5,333)     (4,604)
                                                     -------     -------     -------

                                                               (To be continued)

                        ZINDART LIMITED AND SUBSIDIARIES

                FOR THE YEARS ENDED MARCH 31, 2000, 2001 AND 2002

                  (Amounts expressed in United States dollars)

                                                      2000        2001        2002
                                                     -------     -------     -------
                                                     $'000        $'000       $'000
Cash flows from financing activities:
Net proceeds from issue of common stock                  138          --          --
New short-term bank borrowings                         5,933      30,587      48,602
Repayment of short-term bank borrowings               (3,984)    (25,648)    (49,042)
New long-term bank loans                              30,000       5,673          --
Repayment of long-term bank loans                     (6,000)    (15,000)     (2,486)
New capital leases                                     4,844         217          --
Repayment of capital element of capital                   --      (1,747)     (1,875)
   lease obligations
Issue of convertible note                              4,761          --          --
Repayment of convertible note                             --      (1,783)     (1,427)
Payment of loan arrangement fees                        (875)       (494)        (47)
Dividends paid by subsidiaries to their
   minority shareholders                                (148)       (146)       (112)
                                                     -------     -------     -------
   Net cash provided by (used in) financing
       activities                                     34,669      (8,341)     (6,387)
                                                     -------     -------     -------
Effect of translation adjustments on cash               (149)       (805)         (7)
                                                     -------     -------     -------
Net decrease in cash and cash equivalents             (4,573)     (3,750)     (5,024)

Cash and cash equivalents, as of beginning
   of year                                            17,061      12,488       8,738
                                                     -------     -------     -------
Cash and cash equivalents, as of end of
    year                                              12,488       8,738       3,714
                                                     =======     =======     =======

   The accompanying notes are an integral part of these financial statements.

                        ZINDART LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts expressed in United States dollars unless otherwise stated)

1.      ORGANIZATION, PRINCIPAL ACTIVITIES AND RISK FACTORS

Zindart Limited ("the Company") was incorporated in Hong Kong in July 1977. Its shares have been listed on the Nasdaq National Market since February 1997.

The Company and its subsidiaries ("the Group") are principally engaged in the manufacturing of die-cast, injection-molded plastic and paper products under Original Equipment Manufacturing ("OEM") arrangements, and the design, marketing and distribution of die-cast products under its proprietary brand names.

Compliance with loan covenants - The Group is required to comply with various restrictive financial covenants imposed by certain banks. The financial covenants include, among others, the maintenance of specific tangible net assets, ratio of net borrowings to tangible net assets, ratio of current assets to current liabilities, interest cover, earnings before interest and tax ("EBIT"), debt service ratio, ratio of net cash flow to borrowing costs, ratio of EBIT to borrowing costs and amount of capital expenditure. The Group was in violation of all financial covenants as of March 31, 2002 except for amount of capital expenditure, giving the banks the right to accelerate the due dates of the related bank loans. In June 2002, the Group obtained letters from the relevant banks acknowledging its non-compliance with the aforementioned financial covenants as of March 31, 2002. However, the Group will be required to meet certain revised restrictive financial covenants during the year ending March 31, 2003 with specific terms to be finalized, failing which the banks would have the right to accelerate the due dates of the related bank loans. Further, the revised covenants stipulate an event of default in the event of a material adverse change in the Group's ability to comply with its obligations under the bank loans. Taking into consideration the above matters, the Group's long-term bank loans under such banking facilities have been reclassified as a current liability as of March 31, 2002.

The Group has also suffered a loss from operations during the year ended March 31, 2002, the only year of loss over the past ten years, as a result of the global economic downturn. Management has implemented stringent control to improve productivity and margins and to reduce costs. Management has also evaluated and is considering the possibilities of assets divestment to improve cash flows. The Company's directors and management believe that the Group's future operations will generate sufficient cash to meet its obligations as they fall due, although there can be no assurances of adequate cash generation or adequate available facilities to meet the Company's needs in the future. Also, the failure to meet any of the financial covenants would constitute an event of default which would give the banks the right to accelerate the due dates of their loans and the Group may not have sufficient cash to repay all those loans on those earlier dates.

The Group is also subject to, among others, the following operating risks:

Country risk - As a major portion of the Group's operations are conducted in Mainland China, the Group is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in Mainland China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Dependence on strategic relationship - The Group conducts its manufacturing operations through its contractual joint ventures established between the Group and two Chinese parties, and subcontracting agreements entered into with certain Chinese parties. The deterioration of any or all these strategic relationships may have an adverse effect on the operations of the Group.

Concentration of credit risk - Concentration of credit risk is primarily limited to trade accounts receivable and a loan receivable from a Borrower (see Note 8) and is subject to the financial conditions of certain major customers and the Borrower.

The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections. Sales to five largest customers accounted for approximately 44%, 41% and 34%, respectively, of the Group's net sales for the years ended March 31, 2000, 2001 and 2002. As of March 31, 2001 and 2002, the Group's five largest accounts receivable accounted for approximately 31% and 33%, respectively, of the Group's gross accounts receivable.

1.      ORGANIZATION, PRINCIPAL ACTIVITIES AND RISK FACTORS (Cont'd)

Dependence on a limited number of suppliers - The Group purchases raw materials from a limited number of suppliers. Purchases from five largest suppliers accounted for approximately 24%, 15% and 12%, respectively, of the Group's net purchases for the years ended March 31, 2000, 2001 and 2002.

2.      SUBSIDIARIES

Details of the Company's subsidiaries as of March 31, 2002 are as follows:

                                                   Place of              Percentage of                    Principal
Name                                             incorporation          equity interest                   activities
----                                             -------------          ---------------                   ----------
Corgi Classics Holdings Limited - Note a            United                    100%            Investment holding
                                                    Kingdom

Corgi Classics Limited - Note a                     United                    100%            Design, marketing and distribution
                                                    Kingdom                                      of die-cast products

Corgi Classics Inc.                              United States                100%            Design, marketing and distribution
                                                  of America                                     of die-cast products

Icon Collectibles Limited                           United                    100%            Design, marketing and distribution
                                                    Kingdom                                      of die-cast products

Lledo Collectibles Limited                          United                    100%            Design, marketing and distribution
                                                    Kingdom                                      of die-cast products

Dongguan Xinda Giftware Company Limited            Mainland               100% - Note b       Manufacturing of die-cast and
                                                     China                                       injection-molded plastic products

Hua Yang Holdings Company Limited                   Cayman                    100%            Investment holding
                                                    Islands

Hua Yang Printing Holdings Company Limited         Hong Kong                  100%            Printing and assembly of books and
                                                                                                 specialty packaging

Luen Tat Model Design Company Limited             The British                  51%            Design and production of molds and
                                                Virgin Islands                                   tooling models

Luen Tat Mould Manufacturing Limited              The British                  90%            Provision of technical support
                                                Virgin Islands                                   service on mold production

Onchart Industrial Limited                        The British                  55%            Provision of technical support
                                                Virgin Islands                                   service on mold production

Shenzhen Huaxuan Printing Product                  Mainland               100% - Note c       Printing and assembly of books
   Company Limited                                   China                                       and specialty packaging

Wealthy Holdings Limited                          The British                 100%            Inactive
                                                Virgin Islands

Guangzhou Jin Yi Advertising Company               Mainland                    90%            Inactive
   Limited - Note d                                  China

Zindart Limited                                     Bermuda                   100%            Inactive

Bassett Lowke Limited                               United                    100%            Inactive
                                                    Kingdom

Corgi Sales Limited                                 United                    100%            Inactive
                                                    Kingdom

Corgi Toys Limited                                  United                    100%            Inactive
                                                    Kingdom

Blow-ko Limited                                     United                    100%            Inactive
                                                    Kingdom

Bassett Lowke (Railways) Limited                    United                    100%            Inactive
                                                    Kingdom

Corgi Collectors Limited                            United                    100%            Inactive
                                                    Kingdom

Notes -

a. In July 1999, Corgi Classics Holdings Limited (formerly known as Exitarena Limited), a wholly-owned subsidiary, acquired 100% equity interest in Corgi Classics Limited, a company incorporated in the United Kingdom, for a consideration of approximately $46,125,000 (equivalent of GBP29,000,000), including cash of approximately $40,313,000 (equivalent of approximately GBP25,346,000) and assumption of debt of approximately $5,812,000 (equivalent of approximately GBP3,654,000). The acquisition was partially financed by a bank loan of $30,000,000 and a convertible note of approximately $4,761,000 (equivalent of GBP3,000,000) (see Note
        15).

        The acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on the fair values as of the date of acquisition, while the balance of approximately $38,724,000 was recorded as goodwill and was being amortized on a straight-line basis over 30 years. The results of operations of Corgi Classics Limited were included in the consolidated financial statements of the Company from the date of acquisition.

        The following unaudited pro forma summary presents information as if Corgi Classics Limited had been acquired at the beginning of the year ended March 31, 2000. The pro forma information gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense and amortization of goodwill. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the period presented or that may be obtained in the future.

                                                     2000
                                                   ---------
                                                     $'000
                                                   Unaudited
        Net sales                                   148,794
        Net income                                    8,573
                                                    =======
        Earnings per common share
           -  Basic                                 $  0.97
           -  Diluted                               $  0.97
                                                    =======

b. Dongguan Xinda Giftware Company Limited is a contractual joint venture established in the open coastal area in Mainland China to be operated for 15 years until November 2009. Under the joint venture agreement and the supplemental agreement thereto, the Group possesses substantive participating rights and is entitled to 100% of the joint venture's profit after paying its joint venture partner a pre-determined amount of annual fee (see Note 20.c). In view of the substantive participating rights and profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.

c. Shenzhen Huaxuan Printing Product Company Limited is a contractual joint venture established in a special economic zone in Mainland China to be operated for 15 years until October 2010. Under the joint venture agreement, the Group possesses substantive participating rights and is entitled to 100% of the joint venture's profit after paying its joint venture partner a pre-determined amount of annual fee (see Note 20.c). In view of the substantive participating rights and profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.

d. In April 1996, the Group acquired a 90% interest in Guangzhou Jin Yi Advertising Company Limited, a contractual joint venture established in Mainland China. Full provision has been recorded against the balance of this investment in previous years. As of March 31, 2002, the Group was in the process of dissolving this joint venture.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of consolidation

        The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint ventures which are considered as de facto subsidiaries. A subsidiary is a company in which the Company holds, directly or indirectly, more than 50% of its issued voting share capital as long-term investment and over which it is able to govern and control its financial and operating policies and its board of directors. All significant intercompany balances and transactions have been eliminated on consolidation.

b.      Contractual joint ventures

        A contractual joint venture is an entity established between the Group and one or more other parties, with the rights and obligations of the joint venture partners governed by a contract. If the Group owns more than 50% of the joint venture and is able to govern and control its financial and operating policies and its board of directors and the joint venture partners do not possess substantive participating rights (as defined by generally accepted accounting principles), such joint venture is considered as a de facto subsidiary and is accounted for as a subsidiary.

c.      Cash and cash equivalents

        Cash and cash equivalents include cash on hand, amount on deposit with banks and highly liquid investments with maturity of three months or less at the time of acquisition.

d.      Short-term investment

        Short-term investment is classified as available-for-sale investment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115: "Accounting for Certain Investments in Debt and Equity Securities". It is carried at fair value, with unrealized gains and losses reported in shareholders' equity as a component of other comprehensive income/loss. Realized gains and losses and other-than-temporary declines in value on available-for-sale investment are recognized in current period in the statement of operations.

e.      Inventories

        Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. Costs of work-in-process and finished goods consist of direct materials, direct labor and an attributable portion of production overheads.

f.      Property, machinery and equipment

        Property, machinery and equipment are recorded at cost. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

        Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings - 25 to 50 years, machinery and tools - 3 to 10 years, furniture and office equipment - 5 to 8 years, and motor vehicles
        - 3 to 4 years.

        The Group accounts for impairment of property, machinery and equipment to be held and used by recognizing impairment loss on the assets when the sum of the projected undiscounted cash flows is less than the carrying amount of the assets. Measurement of the impairment loss is based on the fair value of the assets, determined by the discounted cash flow method. Assets to be disposed of are reported at the lower of the carrying amount or fair value of such assets less costs to sell. In the opinion of the management, no indication of impairment existed as of March 31, 2001 and 2002.

g.      Land use rights

        Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the lease term of 50 years.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

h.      Goodwill

        Goodwill, being the excess of cost over the fair value of the Group's share of net assets of subsidiaries acquired, is amortized on a straight-line basis over the estimated economic lives as follows: Luen Tat Model Design Company Limited and Luen Tat Mould Manufacturing Limited - 10 years, Hua Yang Holdings Company Limited - 20 years and Corgi Classics Limited - 30 years. The Group periodically evaluates the existence of goodwill impairment on the basis of whether amounts recorded are recoverable from projected undiscounted cash flows of the underlying businesses. Impairment losses are valued by comparing the carrying value of the goodwill to its fair value, determined by the discounted cash flow method. In the opinion of the management, no indication of impairment existed as of March 31, 2001 and 2002.

i.      Convertible note

        The Group accounts for convertible note in accordance with Accounting Principles Board ("APB") Opinions No. 14: "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants". Convertible note is stated at cost, and no portion of the proceeds from the issuance of the convertible note is accounted for as attributable to the embedded conversion feature.

j.      Revenue recognition

        The Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101: "Revenue Recognition". SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. The Group's revenue arising from the sale of goods is recognized at the time when the merchandise is shipped and titles to the merchandise passed to customers. Title to the merchandise may transfer to the customer when shipped or when received by the customer based on the specific agreement. The Group grants discounts or allowances on merchandise and accounts for these discounts and allowances as a deduction from sales. The Group evaluates its provisions for estimated discounts and allowances periodically based on historical trends. To date, the Group has not experienced any significant discounts and allowances.

        Deposits or advance payments from customers prior to delivery and passage of title of merchandise are recorded as receipts in advance.

k.      Advertising costs

        Advertising costs are expensed the first time the advertising takes place, except for direct-response advertising costs, consisting of primarily magazine and newspaper space, artwork and printing expenditures, which are capitalized and amortized over its expected period of future benefits as supported by historical experience and data.

l.      Research and development expenditures

        Research and development expenditures are charged to expenses as incurred unless a product's technological feasibility has been established. Such development costs are capitalized until the product is available for release to customers.

m.      Income taxes

        The Group accounts for income tax in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109: "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. To the extent that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is recognized as an offset to the deferred tax asset.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

n.      Foreign currency translation

        The Company's functional currency is United States dollars as a substantial portion of the Group's business activities is based in United States dollars. The translation of financial statements into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are treated as translation adjustments and included in the accumulated other comprehensive income/loss in shareholders' equity. Aggregate gains or losses from foreign currency transactions included in selling, general and administrative expenses and other income, net for the years ended March 31, 2000, 2001 and 2002 were approximately losses of $94,000, gains of $255,000 and losses of $505,000, respectively.

o.      Derivative financial instruments

        The Group periodically enters into foreign exchange forward contracts. Effective April 1, 2001, it has adopted Statement of Financial Accounting Standards ("SFAS") No. 133: "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. In doing so, the Group did not incur any transition adjustments to income. In accordance with the provisions of SFAS No. 133, all derivatives are recorded in the balance sheet as either an asset or a liability measured at fair value and that changes in fair value are recognized in the statement of operations.

p.      Comprehensive income

        The Group has adopted Statement of Financial Accounting Standards ("SFAS") No. 130: "Reporting Comprehensive Income," which requires the Group to report all changes in equity during a period, except for those resulting from investment by owners and distribution to owners, in the financial statements for the period in which they are recognized. The Group has presented comprehensive income/loss, which encompasses net income/loss, foreign currency translation adjustments, unrealized loss on short-term investment and reclassification adjustment for realized loss, in the statement of operations and comprehensive income/loss.

q.      Earnings or loss per common share

        Earnings or loss per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128: "Earnings Per Share," by dividing the net income or loss by the weighted average number of common shares outstanding during the year. Diluted earnings or loss per common share is computed based on the weighted average number of common shares outstanding and adjusted to include the potentially dilutive effect of outstanding stock options and convertible note to the extent such instruments were dilutive during the year.

        The numerator in calculating both basic and diluted earnings or loss per share for each year is the reported net income or loss. The difference between basic and diluted weighted average number of common shares for the years ended March 31, 2000 and 2002 results from the assumption that stock options outstanding were exercised. Convertible note outstanding during the years ended March 31, 2000, 2001 and 2002 and stock options outstanding during the year ended March 31, 2001 did not impact the computation of diluted earnings or loss per common share because their effects were anti-dilutive.

r.      Stock-based compensation

        The Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25: "Accounting for Stock Issued to Employees." Compensation expense related to employee stock options is recorded only if the fair value of the underlying stock exceeds the exercise price on the date of grant. Also, the Company has adopted the disclosure-only requirements of SFAS No. 123: "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock grants as if the fair-value-based method of accounting as prescribed in SFAS No. 123 had been applied to these transactions.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

s.      Fair value of financial instruments

        The carrying amounts for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments. The carrying amounts for short-term investment, loan receivable, long-term bank loans, capital lease obligations and convertible note either approximate their fair values as of March 31, 2001 and 2002 or are estimated based on the quoted market prices for the same or similar issues.

t.      Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

u.      Reclassifications

        Certain prior year figures presented have been reclassified to conform to the current year presentation.

v.      New Statements of Financial Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141: "Business Combinations" and Statement of Financial Accounting Standards ("SFAS") No. 142: "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Group's financial statements. SFAS No. 142 requires, among other provisions, companies to assess the possible impairment of goodwill existing at the date of adoption and perform subsequent impairment tests on an annual basis. Additionally, existing goodwill and intangible assets must be reassessed and classified consistently in accordance with the Statement's criteria. Under this new statement, the Company will no longer amortize goodwill but will instead assess goodwill impairment using specialized independent advisors.

        Furthermore, under this new Statement, intangible assets with determinable useful lives will continue to be amortized over their estimated useful lives, which, if supportable, may be a period that exceeds the current maximum period of 40 years. Intangible assets with indeterminable useful lives will not be amortized but rather, will be assessed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144: "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company is required to and will adopt SFAS No. 142 on April 1, 2002. As of March 31, 2001 and 2002, the carrying amount of goodwill amounted to $47,210,000 and $45,234,000, respectively. Goodwill amortization for the years ended March 31, 2000, 2001 and 2002 were $1,542,000, $1,974,000 and $1,976,000, respectively.
        The Company has made a preliminary assessment of goodwill and other intangible assets in accordance with the provisions of this new Statement, and believes that adoption of SFAS No. 142 will not have a material adverse impact on the Group's financial statements.

        In August 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143: "Accounting for Asset Retirement Obligations". This Statement requires, among other provisions, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. The Company is required to and will adopt SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Group's financial statements.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

v.      New Statements of Financial Accounting Standards  (Cont'd)

        In October 2001, FASB issued SFAS No. 144. The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and modifies APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events." For long-lived assets to be held and used, the Statement retains the requirements of SFAS No. 121, whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and an impairment loss is measured as the difference between fair values and carrying values of the asset. The new Statement requires long-lived assets to be disposed of other than by sale to be considered held and used until it is disposed of. The Statement also broadens the scope of APB Opinion No. 30 provisions for the presentation of discontinued operations separately from continuing operations to include a component of an entity that either has been disposed of or is classified as held for sale. In addition, discontinued operations are no longer measured on a net realizable value basis, and expected future operating losses must be reflected in the periods incurred, rather than at the measurement date as previously required by APB Opinion No. 30. The Company is required to and will adopt SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Group's financial statements.

        In April 2002, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145: "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded Statement No. 44, and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company is required to and will adopt SFAS No. 145 on April 1, 2003. The Company is in the process of evaluating the effect the adoption of this standard will have on the consolidated results of operations, financial position and cash flows, if any.

4.      SHORT-TERM INVESTMENTS

On May 13, 2000, the Company received warrants relating to its loan receivable (see Note 8). The warrants entitle the Company to purchase a maximum of 150,000 shares of common stock of the Borrower at a price of $1.7325 per share, during a two-year period ended May 12, 2002. The warrants are non-transferable.

The estimated fair value of the warrants upon receipt was approximately $170,000, as determined by using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate                                                   6.81%
Expected dividend yield                                                     --
Expected warrant life                                                   2 years
Expected stock price volatility                                          158.9%
                                                                        =======

Upon receipt, the estimated fair value of the warrants of approximately $170,000 has been recognized. As of March 31, 2001, the fair value of the warrants, as determined using the Black-Scholes option-pricing model, was approximately $130,000, resulting in an unrealized loss of $40,000 reported in shareholders' equity as a component of other comprehensive loss. As of March 31, 2002, the fair value of the warrants was nil, resulting in a realized loss of $170,000 included in the results of operations. Up to May 12, 2002, all warrants remained unexercised and have expired.

According to the second amendment to the credit facility dated December 31, 2001, $400,000 of the outstanding credit facility (see Note 8) and $400,000 of the outstanding accounts receivable (see Note 5) from the Borrower were converted into common stock of the Borrower at $0.63 per share. In connection therewith, the Group acquired 1,269,842 shares, or approximately 11.85% equity interest in the Borrower, a company incorporated in the United States of America. Such investment in common stock of $800,000, representing the fair value of common stock received from the Borrower upon receipt, was classified as an available-for-sale investment. As of March 31, 2002, the fair value of this investment, as determined based on quoted market price, was approximately $470,000, resulting in an unrealized loss of $330,000 reported in shareholders' equity as a component of other comprehensive loss.

5.      ACCOUNTS RECEIVABLE

Accounts receivable consisted of:

                                                            2001         2002
                                                           -------      -------
                                                            $'000        $'000
Trade receivables                                           32,980       28,158
Less: Allowance for doubtful accounts                       (4,803)      (4,822)
                                                           -------      -------
Accounts receivable, net                                    28,177       23,336
                                                           =======      =======

Movements of allowance for doubtful accounts were as follows:

                                               2000         2001          2002
                                               -----       ------        ------
                                               $'000        $'000        $'000
Balance at the beginning of the
   year                                        2,049        3,919         4,803
Charged to costs and expenses                  1,870        1,333           773
Bad debts written off                             --         (449)         (754)
                                               -----       ------        ------
Balance at the end of the year                 3,919        4,803         4,822
                                               =====       ======        ======

According to the second amendment to the credit facility dated December 31, 2001 (see Note 8), the payment of accounts receivable amounting to $1,250,000 from the Borrower was restructured as follows - (i) $400,000 of the outstanding receivable was converted into common stock of the Borrower at $0.63 per share, representing the quoted market price on the date which the amendment became unconditional; (ii) $400,000 of the outstanding receivable was foregone upon sale of certain Borrower's preferred stocks to an investor in January 2002; and
(iii) the remaining $450,000 is payable in seven equal monthly installments commencing January 31, 2002.

The debt restructuring was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 15: "Accounting by Debtors and Creditors for Troubled Debt Restructurings" and SFAS No. 114: "Accounting by Creditors for Impairment of A Loan - an Amendment of FASB Statement No. 5 and 15". The debt restructuring involved receipt of common stock from the Borrower in partial satisfaction of the aforementioned accounts receivable and a modification of terms of the remaining receivable.

The accounts receivable of $1,250,000 from the Borrower was first reduced by $400,000, representing the fair value of common stock received from the Borrower. The remaining balance was recorded at approximately $450,000, representing the present value of expected future cash flows to be received under the modified terms of the restructured debt. Accordingly, the Group has written off approximately $400,000 for the impairment of the accounts receivable from the Borrower.

6.      INVENTORIES

Inventories consisted of:

                                                             2001          2002
                                                            ------        ------
                                                             $'000         $'000
Raw materials                                                4,529         3,639
Work-in-process                                              1,860         1,364
Finished goods                                               7,394         8,359
                                                            ------        ------
                                                            13,783        13,362
                                                            ======        ======

As of March 31, 2001 and 2002, certain inventories of the Group were held under trust receipts bank loans (see Note 12).

7.      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of:

                                                                2001        2002
                                                                -----      -----
                                                                $'000      $'000
Prepaid loan interest and deferred loan arrangement               711        364
   fees
Other prepayments                                               1,223      1,280
Deposits for acquisition of moulds and models                   1,529      1,544
Tax recoverable                                                   726        592
Rental and utility deposits                                       101        178
Others                                                            160        420
                                                                -----      -----
                                                                4,450      4,378
                                                                =====      =====

8.      LOAN RECEIVABLE

Loan receivable consisted of:

                                                                 2001       2002
                                                                -----      -----
                                                                $'000      $'000
Loan receivable                                                 2,300      1,650
Less: Valuation allowance                                          --       (400)
                                                                -----      -----
Loan receivable, net                                            2,300      1,250
                                                                =====      =====

Maturities of the loan receivable were as follows:

                                                                 2001       2002
                                                                -----      -----
                                                                $'000      $'000
Receivable during the following period
   - Within one year                                              500        417
   - Over one year but not exceeding two years                  1,800        625
   - Over two years but not exceeding three years                  --        208
                                                                -----      -----
                                                                2,300      1,250
Less: Current portion                                            (500)      (417)
                                                                -----      -----
Non-current portion                                             1,800        833
                                                                =====      =====

During the year ended March 31, 2000, the Company granted to the Borrower a credit facility up to an amount of $2,300,000. The credit facility was collateralized by certain assets of the Borrower, bore interest at LIBOR plus 5% and matured on May 12, 2000. On May 13, 2000, the Borrower exercised an option under the credit facility to extend the maturity date of the facility for an additional one year to May 12, 2001 and as consideration for the extension, issued to the Company non-transferable warrants to purchase a maximum of 150,000 shares of common stock of the Borrower at a price of $1.7325 per share, representing the average of the closing bid prices of the shares over 20 trading days prior to May 13, 2000, during a two-year period ended May 12, 2002 (see
Note 4). The transaction was accounted for as follows - (i) the estimated fair value of the warrants of $170,000 was recognized upon receipt as available-for-sale investment; and (ii) gain of the same amount was recorded in the statement of operations for the year ended March 31, 2001.

On April 16, 2001, the Borrower repaid $250,000, and the Company granted an extension of the loan to June 30, 2002 for no consideration.

On December 31, 2001, the terms of the credit facility were further amended pursuant to which (i) $400,000 of the outstanding facility was converted into common stock of the Borrower at $0.63 per share, representing the quoted market price on the date which the amendment became unconditional; (ii) $400,000 of the outstanding facility will be canceled in the quarter ending September 30, 2002, contingent upon satisfactory performance in respect of repayment of interest and principal by the Borrower; and (iii) the remaining $1,250,000 will be payable in 24 equal monthly installments commencing August 31, 2002. The loan receivable is collateralized by certain assets of the Borrower and bears interest at LIBOR plus 5%.

The loan restructuring was accounted for in accordance with SFAS No. 15:
"Accounting by Debtors and Creditors for Troubled Debt Restructurings" and SFAS No. 114: "Accounting by Creditors for Impairment of A Loan - an Amendment of FASB Statement No. 5 and 15". The loan restructuring involved receipt of common stock from the Borrower in partial satisfaction of the aforementioned loan and a modification of terms of the remaining loan. The loan receivable from the Borrower of $2,050,000 was first reduced by $400,000, representing the fair value of common stock received from the Borrower. The remaining balance was recorded at approximately $1,250,000, representing the present value of expected future cash flows to be received under the modified terms of the restructured loan. In this connection, the Company has recorded a valuation allowance of approximately $400,000 for the impairment of the loan receivable.

9.      PROPERTY, MACHINERY AND EQUIPMENT

Property, machinery and equipment consisted of:

                                                          2001            2002
                                                        -------         -------
                                                         $'000           $'000
Buildings                                                15,294          15,268
Machinery and tools                                      35,687          39,784
Furniture and office equipment                            8,667           9,760
Motor vehicles                                              867             827
                                                        -------         -------
Cost                                                     60,515          65,639
Less: Accumulated depreciation                          (28,436)        (35,608)
                                                        -------         -------
Property, machinery and equipment, net                   32,079          30,031
                                                        =======         =======

As of March 31, 2001 and 2002, buildings with net book value of approximately $589,000 and $573,000, respectively, were situated in Hong Kong and were held under leases expiring in 2047, and buildings with net book value of approximately $11,648,000 and $11,095,000, respectively, were situated in Mainland China and were held under land use rights of 50 years until 2044 and 2047.

As of March 31, 2001 and 2002, certain machinery and tools with net book value of approximately $4,139,000 and $3,523,000, respectively, were held under capital leases (see Note 14).

10.     LAND USE RIGHTS

Land use rights consisted of:

                                                                 2001       2002
                                                                ------     ------
                                                                 $'000     $'000
Land use rights                                                  1,315     1,315
Less: Accumulated amortization                                    (127)     (154)
                                                                ------    ------
Land use rights, net                                             1,188     1,161
                                                                ======    ======

A subsidiary operating in Mainland China owns factory buildings on certain state-owned land in Mainland China and has been assigned the land use rights for a period of 50 years until 2044 and 2047.

11.     GOODWILL

Goodwill consisted of:

                                                                 2001      2002
                                                               -------    -------
                                                                 $'000     $'000
Goodwill                                                        51,539    51,539
Less: Accumulated amortization                                  (4,329)   (6,305)
                                                               -------   -------
Goodwill, net                                                   47,210    45,234
                                                               =======   =======

12.     SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consisted of:

                                                                  2001     2002
                                                                 ------   ------
                                                                 $'000     $'000
Bank overdrafts                                                     --     3,068
Bank loans                                                       4,683     3,379
Trust receipts bank loans                                        6,189     3,985
                                                                ------    ------
                                                                10,872    10,432
                                                                ======    ======

As of March 31, 2002, bank loans and trust receipts bank loans bore weighted-average interest rates of approximately 9.0% and 7.0% per annum, respectively, with repayment terms of up to 120 days. As of March 31, 2002, bank overdrafts bore weighted-average interest rate of 7.8% per annum and were repayable on demand.

13.     LONG-TERM BANK LOANS

Maturities of the long-term bank loans were as follows:

                                                             2001        2002
                                                            -------     -------
                                                             $'000       $'000
Payable during the following period
   - Within one year                                          2,851       6,229
   - Over one year but not exceeding two years                5,918       5,958
   - Over two years but not exceeding five years              5,904          --
                                                            -------     -------
                                                             14,673      12,187
Less: Amounts repayable within one year included
        under current portion                                (2,851)     (6,229)
      Amounts included under current portion as a
        result of non-compliance with certain
        financial covenants (see Note 1)                         --      (5,958)
                                                            -------     -------
Non-current portion                                          11,822          --
                                                            =======     =======

The long-term bank loans bear interest at LIBOR plus 1.5% to 2% (equivalent to 3.5% to 4.0% per annum as of March 31, 2002). One of the loans amounting to $9,000,000 and $7,000,000 as of March 31, 2001 and 2002, respectively, is secured by charges over the Company's entire interest in Corgi Classics Holdings Limited and Corgi Classics Limited (see Note 23).

As of March 31, 2002, the Group was in violation of certain financial covenants, giving the banks the right to accelerate the due dates of the related loans. Taking into consideration the above matters, the Group's long-term bank loans under such banking facilities have been reclassified as a current liability as of March 31, 2002 (see Note 1).

14.     CAPITAL LEASE OBLIGATIONS

Machinery and tools held under capital leases consisted of:

                                                            2001          2002
                                                           -------      -------
                                                            $'000         $'000
Cost                                                        10,701       10,907
Less: Accumulated depreciation                              (6,562)      (7,384)
                                                           -------      -------
                                                             4,139        3,523
                                                           =======      =======

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, were:

                                                              2001        2002
                                                             ------      ------
                                                             $'000        $'000
Payable during the following period
   - Within one year                                          2,119       1,446
   - Over one year but not exceeding two years                1,301         207
   - Over two years but not exceeding three years               149          58
   - Over three years but not exceeding four years               30          --
                                                             ------      ------
Total minimum lease payments                                  3,599       1,711
Less: Amount representing interest element                     (285)        (66)
                                                             ------      ------
Present value of minimum lease payments                       3,314       1,645
Less: Current portion                                        (1,901)     (1,393)
                                                             ------      ------
Non-current portion                                           1,413         252
                                                             ======      ======

The capital leases bore interest at 4.7% to 9.8% per annum as of March 31, 2002. The leases are secured by charges over certain of the Group's machinery and tools (see Note 9).

15.     CONVERTIBLE NOTE

Maturities of the convertible note were as follows:

                                                              2001        2002
                                                             ------      ------
                                                             $'000        $'000
Payable during the following period
   - Within one year                                          1,276       1,551
   - Over one year but not exceeding two years                1,702          --
                                                             ------      ------
                                                              2,978       1,551
Less: Current portion                                        (1,276)     (1,551)
                                                             ------      ------
Non-current portion                                           1,702          --
                                                             ======      ======

During the year ended March 31, 2000, in connection with the acquisition of Corgi Classics Limited (see Note 2.a), the Company issued a convertible note of approximately $4,761,000 (equivalent of Pound Sterling3,000,000), which is exchangeable for the common stock of the Company. The convertible note is unsecured, bears interest at 7% per annum and matures at various dates within a three-year period to July 2002. The conversion right is exercisable upon the maturity dates, at a price equal to 80% of the average market price of the common stock over a ten-day period prior to the exercise, and subject to the condition that the average market price exceeds $12 per share. No conversion right under the convertible note was exercised during the years ended March 31, 2001 and 2002.

16.     ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                                                 2001      2002
                                                                ------     -----
                                                                 $'000     $'000
Accruals for operating expenses
   - Wages, salaries and bonus                                   2,200     1,519
   - Management bonus                                              380       114
   - Rental expenses                                                82       100
   - Freight charges and packaging fees                            347       334
   - Utility charges                                               277        --
   - Others                                                      1,855     1,353
Commission                                                          31        36
Royalty                                                            280       422
Raw materials purchases                                          3,629     4,085
Factory consumables                                                637       788
Subcontracting charges                                             849       150
Others                                                             598       849
                                                                ------     -----
                                                                11,165     9,750
                                                                ======     =====

17.     INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate. The Company and the Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16%. The United Kingdom subsidiaries are subject to United Kingdom profits tax at a rate of 30%. The British Virgin Islands subsidiaries are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Islands income taxes. The Cayman Islands subsidiary is incorporated under the Companies Law of the Cayman Islands as a limited liability exempted company and, accordingly, is exempted from payment of the Cayman Islands income taxes until 2014. The Bermuda subsidiary is incorporated under the Companies Act 1981 of Bermuda and, accordingly, is exempted from payment of the Bermuda income taxes until 2016. The joint venture established in the open coastal area of Mainland China is subject to Mainland Chinese income taxes at a rate of 27% (24% state income tax and 3% local income tax), while the joint venture established in a special economic zone in Mainland China is subject to Mainland Chinese income taxes at a rate of 15%. However, these joint venture enterprises are exempted from state income tax and local income tax for two years starting from the first year of profitable operations after offsetting prior years' losses, followed by a 50% reduction in state income tax for the next three years. The tax exemption period of Dongguan Xinda Giftware Company Limited expired on December 31, 2000 and it has been subject to Mainland Chinese state income tax at the rate of 12% for the three months ended March 31, 2001 and for the year ended March 31, 2002. The tax exemption period of Shenzhen Huaxuan Printing Product Company Limited expired on December 31, 1997 and it was subject to Mainland Chinese state income tax at the rate of 7.5% for the year ended March 31, 2000 and for the nine months ended December 31, 2000. Starting from January 1, 2001, it has been subject to Mainland Chinese state income tax at the rate of 15%.

If the tax holiday for the joint ventures established in Mainland China did not exist, the Group's income tax provisions would have been increased by approximately $90,000, $179,000 and $9,000 for the years ended March 31, 2000, 2001 and 2002, respectively. Basic earnings (loss) per common share would have been approximately $1.01, $0.23 and $(0.96) for the years ended March 31, 2000, 2001 and 2002, respectively. Diluted earnings (loss) per common share would have been approximately $1.01, $0.23 and $(0.96) for the years ended March 31, 2000, 2001 and 2002, respectively.

Income tax expense (benefit) consisted of:

                                                       2000      2001      2002
                                                      ------     -----    ------
                                                       $'000     $'000    $'000
Current taxes
   - Hong Kong profits tax                             1,413       720       643
   - United Kingdom profits tax                          594      (146)      235
   - Mainland Chinese income taxes                        96       101        55
Deferred taxes                                            (4)       13    (1,095)
                                                      ------      ----    ------
                                                       2,099       688      (162)
                                                      ======      ====    ======

The reconciliation of the Hong Kong statutory profits tax rate to the effective income tax rate based on income (loss) before income taxes stated in the consolidated statements of operations was as follows:

                                                       2000      2001      2002
                                                      ------    ------    ------
Hong Kong statutory profits tax rate                    16.0%     16.0%     16.0%
Effect of difference in income tax
   rates outside Hong Kong                               2.5%     (7.9)%    (2.2)%
Non-taxable income arising from
   activities which qualified as
   offshore                                             (6.6)%    (8.1)%     0.6%
Non-deductible activities
  - Amortization of goodwill                             2.2%      9.8%     (5.9)%
  - Interest expense                                     1.3%      6.5%     (1.4)%
  - Others*                                              2.9%      5.4%     (5.2)%
                                                        ------    ------    ------
Effective income tax rate                               18.3%     21.7%      1.9%
                                                        ======    ======    ======

* Others mainly represented the tax effect of valuation allowance for loan receivable and amortization of loan arrangement fees.

Taxation payable consisted of:

                                                                  2001     2002
                                                                 -----     -----
                                                                 $'000     $'000
Hong Kong profits tax                                              837     1,110
United Kingdom profits tax                                         572        --
Mainland Chinese income taxes                                       47        --
                                                                 -----     -----
                                                                 1,456     1,110
                                                                 =====     =====

Both deferred tax assets and liabilities as of March 31, 2001 and 2002 represented temporary differences arising from depreciation of property, machinery and equipment.

18.     COMMON STOCK

As of April 1, 1999 (the earliest date covered by these financial statements), the Company had 15,000,000 shares of common stock, par value HK$0.50 each, authorized, 8,146,958 shares of common stock outstanding and 666,667 shares of common stock reserved and to be issued.

In November 1999, the Company issued 20,500 shares of common stock, par value HK$0.50 each, for cash consideration of $6.75 per share in respect of the exercise of stock options granted under the Company's 1997 equity incentive plan.

In November 2000, the Company issued 666,667 shares of common stock, par value HK$0.50 each, which had been reserved for issue to the former shareholders of Hua Yang Holdings Company Limited ("HYHCL"), in connection with the Company's acquisition of HYHCL in February 1998.

19.     STOCK OPTIONS

The Company has a stock-based compensation plan, under which non-qualified stock options may be granted to certain employees and directors. Under the 1997 equity incentive plan, as amended in fiscal 2002, the Company may grant up to 2,200,000 shares of common stock of the Company to employees of the Group and directors of the Company. The options granted under the plan are to purchase common stock at not less than fair market value of the common stock at the date of grant, and generally vest in four equal annual installments within a four-year period, and expire 10 years after issuance.

In fiscal 2001, the Company entered into stock option agreements with certain of its directors such that the Company granted options to these directors to purchase up to 405,000 shares of common stock of the Company. The exercise price of the options granted under these agreements was set at a price not less than the fair market value of the common stock at the dates of the grants. The options vest within a three to four-year period and expire 10 years after issuance.

In fiscal 2002, the Company granted stock options to an executive officer of the Company to purchase up to 100,000 shares of common stock of the Company. The exercise price of the options granted was set at a price not less than the fair market value of the common stock at the date of grant. The options vest in four equal annual installments and expire 10 years after issuance.

Changes in outstanding options under the plans were as follows:

                                              2000                          2001                             2002
                                     --------------------------  ----------------------------    ----------------------------
                                                    Weighted                      Weighted                       Weighted
                                     Number of       average      Number of        average       Number of        average
                                      options    exercise price    options     exercise price     options      exercise price
                                     ---------   --------------  ----------    --------------    ----------    --------------
                                                        $                              $                             $
Outstanding, beginning of year        749,500          6.75          826,000          6.78        1,536,250          4.02
Granted at market price of the
   common stock                       166,500          6.88          900,000          2.08          100,000          1.80
Exercised                             (20,500)         6.75               --            --               --            --
Forfeited/Cancelled                   (69,500)         6.75         (189,750)         6.80         (113,000)         4.75
                                     --------        ------       ----------        ------       ----------        ------
Outstanding, end of year              826,000          6.78        1,536,250          4.02        1,523,250          3.82
                                     ========        ======       ==========        ======       ==========        ======
Exercisable, end of year              463,213          6.76          680,709          6.01          942,444          4.91
                                     ========        ======       ==========        ======       ==========        ======

The following table summarizes the information about stock options outstanding and exercisable as of March 31, 2002.

                                 Outstanding                    Exercisable
                       ------------------------------   ----------------------------
                                          Weighted                      Weighted
Exercise                  Number          average         Number         average
price                   of options     unexpired life   of options    unexpired life
--------                ----------     --------------   ----------    ---------------
1.56                       356,875           8.83          90,625            8.83
1.80                       100,000           9.75              --              --
2.50                       500,000           8.58         299,444            8.58
6.75                       501,625           6.09         497,125            6.08
6.88                        64,750           7.83          55,250            7.83
                         ---------           ----         -------            ----
                         1,523,250           7.86         942,444            7.24
                         =========           ====         =======            ====

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost was recognized as all the stock options were granted with exercise price at or above the fair market value of the underlying stock at the date of grant. Had compensation expense for the Company's stock-based compensation plan been recognized based on fair value of the options on the grant date in accordance with SFAS No. 123, the Company's pro forma net income (loss) and earnings (loss) per common share would have been as follows:

                                             2000         2001           2002
                                          ---------     ---------     ---------
                                            $'000         $'000          $'000
Pro forma net income (loss)                   8,154         1,356        (8,713)
                                          =========     =========     =========
Reported net income (loss)                    9,038         2,182        (8,434)
                                          =========     =========     =========
Pro forma earnings (loss) per common
   share
   - Basic                                $    0.92     $    0.15     $   (0.99)
   - Diluted                              $    0.92     $    0.15     $   (0.99)
                                          =========     =========     =========
Reported earnings (loss) per common
   share
   - Basic                                $    1.02     $    0.25     $   (0.95)
   - Diluted                              $    1.02     $    0.25     $   (0.95)
                                          =========     =========     =========

The weighted average fair value of the options on the grant dates relating to options granted during the years ended March 31, 2000, 2001 and 2002 is estimated, using the Black-Scholes option-pricing model, to be $4.96 per share, $0.16 per share and $0.02 per share, respectively. Such fair values are estimated using the following weighted-average assumptions:

                                             2000           2001          2002
                                            -------       -------        ------
Risk-free interest rate                        5.46%         5.44%         5.52%
Expected dividend yield                          --            --            --
Expected option life                        5 years       5 years        5 years
Expected stock price volatility               88.82%       107.80%       119.10%
                                            =======       =======        ======

The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected volatility of stock price. Because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model may not necessarily provide a reliable measure of the fair value of the stock options.

20.     COMMITMENTS

The Group had the following significant commitments which were not provided for in the financial statements.

a.      Capital commitments

                                               2001          2002
                                              -----         -----
                                              $'000         $'000
Authorized and contracted for - Acquisition
   of  property, machinery and equipment         --         1,627
                                              =====         =====

b.      Operating lease commitments

        The Group has various operating lease agreements for factory premises, staff quarters which extend through April 2009. Rental expense for the years ended March 31, 2000, 2001 and 2002 was approximately $1,238,000, $1,310,000 and $1,339,000, respectively. As of March 31, 2002, future minimum payments under agreements classified as operating leases with non-cancelable terms were analyzed as follows:

                                                                          $'000
                                                                          ------
       Payable during the following period
          -  Within one year                                                594
          -  Over one year but not exceeding two years                      303
          -  Over two years but not exceeding three years                   251
          -  Over three years but not exceeding four years                  182
          -  Over four years but not exceeding five years                   173
          -  Thereafter                                                   1,169
                                                                          -----
                                                                          2,672
                                                                          ======

c.      Commitment relating to contractual joint ventures

        Under the supplementary joint venture agreement for the establishment of Dongguan Xinda Giftware Company Limited and the joint venture agreement for the establishment of Shenzhen Huaxuan Printing Product Company Limited, the Group has committed to pay pre-determined annual fees to the third-party joint venture partners for the period from November 1994 to October 2010. Pre-determined annual fees paid to joint venture partners, which have been charged to expense, amounted to approximately $430,000, $450,000 and $472,000 for the years ended March 31, 2000, 2001 and 2002, respectively. As of March 31, 2002, future fees payable under these agreements were as follows:

                                                                          $'000
                                                                         -------
       Payable during the following period
          -  Within one year                                                551
          -  Over one year but not exceeding two years                      576
          -  Over two years but not exceeding three years                   603
          -  Over three years but not exceeding four years                  632
          -  Over four years but not exceeding five years                   661
          -  Thereafter                                                   2,559
                                                                         -------
                                                                          5,582
                                                                         =======

21.     DERIVATIVE FINANCIAL INSTRUMENTS

Prior to fiscal 2002, the Group did not engage in material derivative activities. Starting in fiscal 2002, the Group has entered into certain foreign currency forward contracts in order to settle trade payable denominated in foreign currencies. As of March 31, 2002, the Group had outstanding foreign currency forward contracts to sell approximately GBP2,318,000 for HK$25,000,000. These contracts will mature in April and May 2002. For the year ended March 31, 2002, total net unrealized loss on these outstanding foreign currency forward contracts amounted to approximately $20,000 based on the fair value of these contracts, which has been included in the statements of operations as hedge accounting criteria is not met.

22.     RETIREMENT PLANS

During the period from April 1, 2000 to November 30, 2000, the Group's employees in Hong Kong and the United Kingdom, after completing a probation period, were entitled to join the Group's defined contribution provident funds managed by independent trustees in Hong Kong and the United Kingdom. The Group makes monthly contribution to the schemes ranging from 5.0% to 11.0% of the employees' basic salaries, and the employees make monthly contributions ranging from 2.5% to 5.0% of their basic salaries. The employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the employer's contribution and the accrued interest thereon upon retirement or at a reduced scale of 30% to 100% of the employer's contribution and the accrued interest thereon upon leaving the Group depending on the number of years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. Starting from December 1, 2000, the Group has arranged for its employees in Hong Kong to participate in the Mandatory Provident Fund Scheme ("MPF Scheme"), a defined contribution scheme managed by an independent trustee. Under the MPF Scheme, the Group makes monthly contributions to the scheme at 5% of the employees' basic salaries subject to a maximum contribution of $128 (equivalent of HK$1,000) per month. The Group has no other post-retirement or post-employment benefit plans.

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

The aggregate amount of the Group's employer contributions (net of forfeited contributions) to the retirement plans for the years ended March 31, 2000, 2001 and 2002 was approximately $425,000, $614,000 and $671,000, respectively.

23.     BANKING FACILITIES

As of March 31, 2002, the Group had banking facilities of approximately $55,864,000 for overdrafts, loans, capital leases and trade financing. Unused facilities as of the same date amounted to approximately $31,291,000.

The banking facilities included an installment loan in relation to the acquisition of Corgi Classics Limited (see Note 2.a). The Company pledges its entire interest in Corgi Classics Holdings Limited and Corgi Classics Limited as collateral for the loan. It has also agreed to comply with certain of these restrictive financial covenants. As of March 31, 2002, the Group was in violation of certain of these financial covenants, giving the banks the right to accelerate the due dates of their loans of approximately $12,187,000. In June 2002, the Group obtained letters from the relevant banks acknowledging its non-compliance with the aforementioned financial covenants as of March 31, 2002 (see Note 1).

In addition, the capital lease obligations were secured by certain machinery and tools with net book value amounted to approximately $3,523,000 (see Note 14).

24.     SEGMENT INFORMATION

The Group operates in three business segments: (i) manufacturing of die-cast and injection-molded plastic products under OEM arrangements, (ii) manufacturing of paper products under OEM arrangements, and (iii) design, marketing and distribution of die-cast products under its proprietary brand names owned by Corgi Classics Limited.

a.      Net sales

        Net sales consist of:

                                                   2000        2001       2002
                                                 -------     -------     -------
                                                  $'000       $'000       $'000
Manufacturing of die-cast and
   injection-molded plastic products              78,051      60,216      48,521
Manufacturing of paper products                   36,398      34,328      29,008
Design, marketing and distribution of
   die-cast products under proprietary
    brand names                                   22,671      41,539      43,164
                                                 -------     -------     -------
                                                 137,120     136,083     120,693
                                                 =======     =======     =======

   Geographical analysis of net sales is as follows:

                                                   2000       2001        2002
                                                 -------     -------     -------
                                                   $'000      $'000       $'000
Manufacturing of die-cast and
  injection-molded plastic products
U.S.A                                             71,572      57,383      46,309
Europe                                             5,517       2,480       2,011
Others                                               962         353         201
                                                 -------     -------     -------
                                                  78,051      60,216      48,521
                                                 -------     -------     -------
Manufacturing of paper products
U.S.A                                             16,862      13,379       5,939
Hong Kong                                          9,279      11,258      13,108
Europe                                             9,715       9,394       9,683
Others                                               542         297         278
                                                 -------     -------     -------
                                                  36,398      34,328      29,008
                                                 -------     -------     -------
Design, marketing and distribution
  of die-cast products under
  proprietary brand names
United Kingdom                                    19,724      33,467      35,152
Other European countries                           1,360       2,939       3,702
U.S.A                                                577       2,913       4,203
Others                                             1,010       2,220         107
                                                 -------     -------     -------
                                                  22,671      41,539      43,164
                                                 -------     -------     -------
Total                                            137,120     136,083     120,693
                                                 =======     =======     =======

b.      Segment profit (loss)*

                                                     2000       2001       2002
                                                    ------     ------     ------
                                                    $'000      $'000      $'000
Manufacturing of die-cast and
   injection-molded plastic products                 8,525      1,866     (4,153)
Manufacturing of paper products                      2,515      3,384        258
Design, marketing and
   distribution of die-cast
   products under proprietary
    brand names                                      2,120      1,196     (2,047)
                                                    ------     ------     ------
                                                    13,160      6,446     (5,942)
                                                    ======     ======     ======

* Segment profit (loss) represents gross profit less selling, general and administrative expenses and amortization of goodwill.

c. Identifiable assets **, capital expenditures, depreciation and amortization

                                                     2000       2001       2002
                                                    ------     ------     ------
                                                    $'000      $'000      $'000
Identifiable assets
Manufacturing of die-cast and injection-
   molded plastic products                          49,254     43,000     31,396
Manufacturing of paper products                     25,674     18,913     17,227
Design, marketing and distribution of die-
   cast products under proprietary brand names      22,486     31,081     31,782
                                                    ------     ------     ------
                                                    97,414     92,994     80,405
                                                    ======     ======     ======
Capital expenditures
Manufacturing of die-cast and injection-
   molded plastic products                           1,350        394        656
Manufacturing of paper products                      1,054        381        261
Design, marketing and distribution of die-
   cast products under proprietary brand names       4,913      4,561      4,181
                                                    ------     ------     ------
                                                     7,317      5,336      5,098
                                                    ======     ======     ======
Depreciation and amortization
Manufacturing of die-cast and injection-
   molded plastic products                           4,072      3,875      3,356
Manufacturing of paper products                      1,305      1,273      1,250
Design, marketing and distribution of die-
   cast products under proprietary brand names       2,439      3,820      4,664
                                                    ------     ------     ------
                                                     7,816      8,968      9,270
                                                    ======     ======     ======

** Identifiable assets represent total assets less goodwill.

d.      Long-lived assets***

        Geographic analysis of long-lived assets is as follows:

                                                     2000       2001       2002
                                                    ------     ------     ------
                                                    $'000      $'000      $'000
Hong Kong and Mainland China                        46,298     34,781     31,057
United Kingdom                                      38,690     45,696     45,369
                                                    ------     ------     ------
                                                    84,988     80,477     76,426
                                                    ======     ======     ======

*** Long-lived assets represent land use rights, property, machinery and equipment, and goodwill.

e.      Major customers

        Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                     2000       2001       2002
                                                    ------     ------     ------
Mattel Toys (HK) Limited/Mattel
   Vendor Operations Asia Limited                     21.1%      18.2%      16.3%
ERTL and its related company                           5.9%        --         --
Hallmark Cards (HK) Limited
   (a subsidiary of Hallmark Cards, Inc.)              8.5%       9.7%       8.7%
Premium Manufacturing Services Limited                 5.2%       7.0%        --
                                                    ======     ======     ======

25.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

a. During the year ended March 31, 2000, the Group acquired the entire issued capital stock of Corgi Classics Holdings Limited. Details of the fair value of the assets acquired and liabilities assumed for the acquisition are as follows:

                                                                        2000
                                                                       ------
                                                                        $'000
       Cash and bank deposits                                             959
       Accounts receivable                                              7,851
       Deposits and prepayments                                         1,785
       Inventories                                                      4,256
       Machinery and equipment                                          4,485
       Short-term borrowings                                           (3,984)
       Accounts payable                                                (3,771)
       Accrued liabilities                                               (661)
       Taxation payable                                                (1,559)
                                                                       ------
       Net assets acquired                                              9,361
       Goodwill on acquisition                                         38,724
                                                                       ------
       Consideration settled by cash and assumption of debt            48,085
       Less: Cash and bank deposits acquired                             (959)
                                                                       ------
       Net cash outflow for acquisition of a subsidiary                47,126
                                                                       ======

b. During the year ended March 31, 2002, the Group acquired property, plant and equipment of approximately $206,000 under capital lease contracts.

c. During the year ended March 31, 2002, the Group received 1,269,842 shares of the common stock of the Borrower with a fair value of $800,000 in partial satisfaction of the loan receivable and trade receivable from the Borrower.

d.      Cash paid for interest and income taxes is as follows:

                                                2000       2001         2002
                                                -----      -----        -----
                                                $'000      $'000        $'000
       Interest                                 2,388      3,827        2,421
                                                =====      =====        =====
       Income taxes                             2,861      1,455        1,279
                                                =====      =====        =====

26.     OTHER ADDITIONAL INFORMATION

The following items are included in the consolidated statements of operations:

                                                  2000        2001        2002
                                                 ------      ------      ------
                                                 $'000       $'000       $'000
Depreciation of property, machinery
   and equipment
   - owned assets                                 6,247       6,051       6,445
   - assets held under capital leases                --         916         822
Provision for/Write-off of doubtful
   accounts                                       1,870       1,333       1,573
Interest expense for
   - factoring of accounts receivable                --         151          97
   - short-term bank borrowings                     395       1,099         921
   - convertible note                               236         229         155
   - long-term bank loans                         1,983       2,254       1,393
   - capital lease obligations                        7         514         249
                                                 ------      ------      ------
                                                  2,621       4,247       2,815
Advertising expenses                              2,310       5,534       7,531
Research and development expenses                 1,239       1,903       2,156
Interest income from
   - bank deposits                                 (496)       (276)        (82)
   - loan receivable                               (201)       (270)       (168)
                                                 ======      ======      ======

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES

The following table sets forth certain information about the directors, executive officers and certain key employees of the Company and their ages as of March 31, 2002. All directors serve on the board for a one year term.

Name                     Age      Position
----                     ---      --------
Peter A.J. Gardiner      66       Executive Chairman of the Board
Robert A. Theleen(1)     56       Vice-Chairman of the Board
Christopher Guest        55       Chief Executive Officer of Corgi and Director
Len Kalkun               40       Interim Chief Financial Officer
C. Richard Tong          46       President and Chief Executive Officer of Zindart
Kevin Murphy             42       President and Chief Executive Officer of Hua Yang
Trevor Dyer              59       Vice President - Operations Development of Zindart
K.H. Li                  44       Vice President - Technical Services of Zindart
C.W. Ng                  43       Vice President - Operations of Zindart
Franki Lee               44       Vice President - Marketing and Sales of Zindart
Daisy Lee                34       Vice President - Finance and Administration of Zindart
T.M. Tong                41       Vice president - Operations of Hua Yang
Colin Summerbell         50       U.K. Sales Director of Corgi
John H. Dunkel           53       Vice President and General Manager of Corgi U.S.A.
George Chen              51       Director
Feather S.Y. Fok         40       Director
Leo Paul Koulos(1)(2)    68       Director
Gordon L.M. Seow         67       Director
Victor Yang(1)(2)        56       Director

(1)     Member of Compensation Committee

(2)     Member of Audit Committee

Peter A.J. Gardiner serves as the Executive Chairman of the Board. Mr. Gardiner joined the Board in January 2000. From March 1997 to August 1998, Mr. Gardiner had been Chairman, Chief Executive Officer and a major shareholder of Veriflo Corporation, a leading manufacturer of semiconductor components. Mr. Gardiner received a bachelor's degree in brewing and industrial fermentation from Heriot-Watt University in Edinburgh, United Kingdom.

Robert A. Theleen serves as Vice-Chairman of the Board and served as Chairman of the Board from January 1997 until September 2000. Mr. Theleen is also the founder and Chairman of ChinaVest. Mr. Theleen joined the Board in January 1997. Mr. Theleen is a director of several ChinaVest portfolio companies. Mr. Theleen is a founding member of the executive committee of the Hong Kong-Taipei Business Cooperation Committee of the Hong Kong General Chamber of Commerce. Mr. Theleen received a B.A. degree from Duquesne University and an M.B.A. from the American School of International Management.

Christopher Guest joined the Board as a director in June 1999. Mr. Guest is the Chief Executive Officer of Corgi Classics Ltd. (the "Corgi U.K."), a subsidiary of the Company. Mr. Guest joined Corgi U.K. in 1984 as Sales and Marketing Director. He was appointed Managing Director of Corgi U.K. in 1988, and was responsible for the integration of Corgi U.K. with Mattel in connection with Mattel's acquisition of Corgi U.K. He left Corgi U.K. in January 1995 after completion of the integration. Later the same year, he led Corgi U.K.'s management in a leveraged buyout of the company from Mattel. His previous marketing experience includes seven years with Unilever PLC and eight years with Mars Inc. Mr. Guest received a Bachelor of Arts degree in English and Economics from the University of York.

Len Kalkun joined Corgi as Finance Manager in 1994, having worked for Mattel for two years. He has worked for Courtaulds Textiles, Gallifords and York Trailers. He was appointed both Finance Director and Company Secretary following the MBO.

In December 2001, C. Richard Tong was appointed President & CEO of Zindart Manufacturing Division, he is in charge of the Group's diecast and plastic OEM business. A native of Hong Kong, from November 1999 to September 2000, Mr. Tong was the CEO of Magician Industries. His US experiences include Emerson Electric, Alcoa, and Allied-Signal. Richard obtained his undergraduate degrees from Columbia University and Davidson College as well as Master degrees in Chemical Engineering and Management (Kellogg) from Northwestern University.

Kevin Murphy joined Zindart in 1998 as Vice-President Operations of the Group's Hua Yang paper products division. Prior to joining the Company, from June 1994 to 1998, he worked as Managing Director, General Manager, and

Production Manager at various companies. He received a M.Sc. degree in Manufacturing Systems Engineering from the Cranfield Institute of Technology.

Trevor Dyer's career in diecast production began in 1970 when he joined Mettoy as Production Control Manager. Thereafter, he held senior production positions before relocating to Hong Kong as Operations Director for Mattel where he implemented a tooling relocation and product sourcing program. He joined Zindart in August 1995 and he was appointed Operations Director for Corgi in August 1999 as part of the successful MBO team, and is currently working with Zindart's manufacturing team.

K.H. Li has served as Vice President - Technical Services since December 2001. He joined the Company in September 1998. Mr. Li has 18 years of experience in marketing and engineering of toys. Prior to joining the Company, Mr. Li worked for Unitoys, Mattel and Playmates. Mr. Li received a Higher Diploma in Production & Industrial Engineering from the Hong Kong Polytechnic University.

C.W. Ng joined the Company in June 2001. Mr. Ng has 20 years experience in project management, manufacturing and quality in toys/consumer products. Prior to rejoining the Company, Mr. Ng worked for Mattel Toys, Neil Pryde Sails and Strombecker Toys. Mr. Ng got a Engineering Degree from University of Hong Kong and a MBA from Andrews University.

Franki Lee has served as Vice President since December 2001. He joined the Company in April 1987. Mr. Lee has 15 years experience in customer services and engineering of toys. Mr. Lee received a certificate of Mechanical Engineering from the Hong Kong Polytechnic University.

Daisy Lee joined the Company in February 1999 and served as the Financial Controller from May 2001. In May 2002, she was appointed as the Vice President of Finance and Administration, a position that she continues to hold. Ms. Lee served as the Assistant Manager -- Finance for Hua Yang Printing Holdings Company Ltd. from March 1995 to November 1996. Ms. Lee is a qualified accountant in the U.K. and H.K. Ms. Lee received a Bachelor of Business Administration degree from the Hong Kong Baptist University and a MBA from University of Nottingham in U.K.

T.M. Tong has served as Vice President in December 2001. He joined the Company in November 1997. Mr. Tong has 20 years experience in publishing and printing of books. Prior to joining the Company, Mr. Tong worked as a Divisional Manager in Reed Elsevier Publishing Group. Mr. Tong has taken some management training course in Open University of Hong Kong.

Colin Summerbell joined Corgi in 1989 as Northern Sales Manager. In 1995 he was appointed as Sales Director and his role is to oversee the various duties of the sales department.

John H. Dunkel joined Corgi U.S.A. in November 1999. He is responsible for all retail, wholesales operations and premium activity. From 1988 to December 1999 Mr. Dunkel was Vice President of Ertl Collectibles, where he was responsible for the strategic development and direction of the Collectibles division. Mr. Dunkel has attended Loras College (Dubuque, IA) and served in Vietnam with the United States Marine Corps.

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

Equity Compensation Plan Information

The following table gives information about our securities that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of March 31, 2002:

                                                                                              Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                              Number of Securities                                under equity
                                                to be issued upon       Weighted average          compensation
                                                   exercise of          exercise price of       plans (excluding
                                              outstanding options,    outstanding options,         securities
                                                  warrants and            warrants and            reflected in
Plan Category                                       rights(a)               rights(b)            column (a))(c)
-------------                                 --------------------    --------------------    ---------------------
Equity compensation plans approved by             818,250(1)                  US$3.40               1,381,750
security holders

Equity compensation plans not approved by         705,000(2)                  US$4.30                      --
security holders

Total                                           1,523,250                     US$3.82               1,381,750

(1)     Issued under our 1997 Equity Incentive Plan.

(2) Issued pursuant to individual arrangement with Messrs. Gardiner, Ngan and Guest, which do not require approval of and have not been approved by our security holders. See the description below of each of these arrangements.

The Company has made option grants to three individuals outside of the 1997 Equity Incentive Plan. Except as described below and otherwise set forth in the option agreement entered into with each individual, the options are governed by the terms of the 1997 Equity Incentive Plan.

On May 8, 1998, the Company granted to Alexander Ngan, the former Chief Executive Officer of the Company, an option to purchase 300,000 ADSs at an exercise price of $6.75. The option has a term of nine years and was vested with respect to 75,000 ADSs upon grant. The option continued to vest pro rata on a monthly basis until fully vested on May 8, 2001.

On October 31, 2000, the Company granted to Peter A.J. Gardiner, the Executive Chairman of the Company, an option to purchase 380,000 ADSs at an exercise price of $2.50. The option has a term of ten years and vests over three years with one-third of the ADSs subject to the option having vested on October 31, 2001 and one twenty-fourth of the ADSs vesting pro rata on a monthly basis through October 31, 2003. Regardless of vesting, the option may be exercised in whole or in part as to 100% of the ADSs. Upon the exercise of the option to purchase unvested ADSs, Mr. Gardiner will receive ADSs, which until vested, will be restricted and therefore nontransferable except by will or the laws of descent and distribution. On October 31, 2000, the Company also granted to Mr. Gardiner an option to purchase 20,000 ADSs with an exercise price of $2.50. The option was 100% vested upon grant and has a term of three years.

On January 11, 2001, the Company granted to Christopher Guest, the Chief Executive Officer of Corgi an option to purchase 5,000 ADSs at an exercise price of $1.5625. The option has a term of ten years and vests with respect to 25% of the underlying ADSs on the anniversary date of grant until fully vested on January 11, 2005.

As set forth in the 1997 Equity Incentive Plan, upon a change in control of the Company, any outstanding options will either be assumed by any surviving or acquiring corporation, or will immediately vest and become exercisable.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the Company's 2002 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the 2002 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section captioned "Certain Relationships and Related Transactions" contained in the 2002 Proxy Statement.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a)     Documents filed as a part of this Annual Report. On Form 10-K:

        (1)    FINANCIAL STATEMENTS

               Report of Independent Auditors
               Consolidated Balance Sheets
               Consolidated Statements of Operations and Comprehensive Income Consolidated Statements of Shareholders' Equity
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

        (2)    Financial Statement Schedules:

               Financial statement schedules are omitted because they are not applicable and are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2002.

(c)     EXHIBITS

        Exhibit No.   Description
        -----------   -----------
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

          4.2         Amended and Restated 1997 Equity Incentive Plan.

          4.3         Option Agreement, between Zindart Limited and Peter A.J.
                      Gardiner, dated as of October 31, 2000.

          4.4         Option Agreement, between Zindart Limited and Peter A.J.
                      Gardiner, dated as of October 31, 2000.

          4.5         Option Agreement, between Zindart Limited and Christopher
                      Guest, dated as of January 11, 2001.

          4.6         Option Agreement, between Zindart Limited and Alexander
                      M.K. Ngan, dated as of May 8, 1998.

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

         10.10(3)     Tenancy Agreement of Dormitory by and between Gushu
                      Economic Development Co. and Huaxuan Printing Company
                      Limited, dated August 1997.

         10.11(4)     Standard Chartered Bank, Banking Facility: Hua Yang, dated
                      March 22, 2000.

         10.12(4) Standard Chartered Bank, Banking Facility: Zindart Limited dated March 22, 2000.

         10.13(4)     Hong Kong Bank, Banking Facilities, dated April 25, 2000.

         10.14(5) Agreement by and between The Royal Bank of Scotland plc and Corgi Classics Limited with respect to the Term Loan of GBP4,000,000, dated January 24, 2001.

         10.15(5) Agreement by and between The Royal Bank of Scotland plc and Corgi Classics Limited with respect to the Revolving
                      Advance Facility of GBP3,000,000, dated January 24, 2001.

         10.16(7)     Agreement by and among ABN AMRO Bank, N.V. Hong Kong
                      Branch, KBC Bank, N.V., Hong Kong Branch, Standard
                      Chartered Bank, Rabo Bank, Hong Kong Branch with respect to the Term Loan of US$9,000,000, dated March 8, 2001.

         10.17(6)     Zindart Loan and Security Agreement and Agreement, May 13,
                      1999, by and among Zindart Limited (Hong Kong),
                      Intervisual Books, Inc. and Fast Forward Marketing, Inc.

         10.18(6)     Extension Notice, May 29, 2000, delivered pursuant to the
                      Zindart Loan and Security Agreement and Agreement, May 13,
                      1999, by and among Zindart Limited (Hong Kong),
                      Intervisual Books, Inc. and Fast Forward Marketing, Inc.

         10.19(6) Amendment No. 1 to the Zindart Loan and Security Agreement and Agreement, April 16, 2001, by and among Zindart
                      Limited (Hong Kong), Intervisual Books, Inc. and Fast
                      Forward Marketing, Inc.

         10.20(6) Amendment No. 2 to the Zindart Loan and Security Agreement and Agreement, December 31 2001, by and among Zindart
                      Limited (Hong Kong), Intervisual Books, Inc. and Fast
                      Forward Marketing, Inc.

         10.21(5) Employment Agreement, by and between Zindart Limited, a corporation organized under the laws of Bermuda and Peter
                      A.J. Gardiner, dated as of October 1, 2000.

         10.22(6)     Employment Agreement, between Hua Yang Printing Holdings
                      Co., Ltd., a wholly-owned subsidiary of Zindart Limited, and Kevin Murphy, dated November 1, 2001.

         10.23(6)     Employment Agreement, between Zindart Limited and Richard
                      Tong, dated December 17, 2001.

         21.1         Subsidiaries of the Registrant.

         23.1         Consent of Arthur Andersen & Co, Independent Auditors.

         24.1         Power of Attorney (see signature page).

         99.1         Acknowledgment of representations of Arthur Andersen & Co
                      Hong Kong

----------

        (1) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Registration Statement on Form F-1, as amended (File No. 333-17973).

        (2) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Registration Statement on Form S-8, filed October 13, 1998 (File No. 333-09516).

        (3) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Registration Statement on Form F-1, as amended (File No. 333-08134).

        (4) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Annual Report on Form 10-K, filed June 29, 2000 (File No. 000-22161).

        (5) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Quarterly Report on Form 10-Q, filed February 14, 2001 (File No. 000-22161).

        (6) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Quarterly Report on Form 10-Q, filed February 12, 2002.

        (7) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Annual Report on Form 10-K, filed June 28, 2001.

(d)     FINANCIAL STATEMENT SCHEDULES

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th of June 2002.

                                        ZINDART LIMITED

                                        /s/ PETER A.J. GARDINER
                                        ----------------------------------------
                                        By: Peter A.J. Gardiner
                                            Executive Chairman
                                            (Principal Executive Officer)

                                        /s/ LEN KALKUN
                                        ----------------------------------------
                                        By: Len Kalkun
                                            Interim Chief Financial Officer
                                            (Principal Financial Officer)

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below, with the exception of Peter A.J. Gardiner, constitutes and appoints Peter A.J. Gardiner, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection herewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Peter A.J. Gardiner                                       Date: June 28, 2002

     /s/ PETER A.J. GARDINER
     --------------------------------
     Peter A.J. Gardiner
     Executive Chairman of the Board

Robert A. Theleen


     --------------------------------
     Robert A. Theleen
     Vice-Chairman of the Board

Christopher Guest                                         Date: June 28, 2002

     /s/ CHRISTOPHER GUEST
     --------------------------------
     Christopher Guest
     Director

Feather S.Y. Fok


     --------------------------------
     Feather S.Y. Fok
     Director

George Chen                                               Date: June 28, 2002

     /s/ GEORGE CHEN
     --------------------------------
     George Chen
     Director

Gordon L.M. Seow                                         Date: June 28, 2002

     /s/ GORDON L.M. SEOW
     --------------------------------
     Gordon L.M. Seow
     Director

Leo Paul Koulos                                          Date: June 28, 2002

     /s/ LEO PAUL KOULOS
     --------------------------------
     Leo Paul Koulos
     Director

Victor Yang                                              Date: June 27, 2002

     /s/ VICTOR YANG
     --------------------------------
     Victor Yang
     Director

                                  EXHIBIT INDEX

        Exhibit No.   Description
        -----------   -----------
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

          4.2         Amended and Restated 1997 Equity Incentive Plan.

          4.3         Option Agreement, between Zindart Limited and Peter A.J.
                      Gardiner, dated as of October 31, 2000.

          4.4         Option Agreement, between Zindart Limited and Peter A.J.
                      Gardiner, dated as of October 31, 2000.

          4.5         Option Agreement, between Zindart Limited and Christopher
                      Guest, dated as of January 11, 2001.

          4.6         Option Agreement, between Zindart Limited and Alexander
                      M.K. Ngan, dated as of May 8, 1998.

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

         10.10(3)     Tenancy Agreement of Dormitory by and between Gushu
                      Economic Development Co. and Huaxuan Printing Company
                      Limited, dated August 1997.

         10.11(4)     Standard Chartered Bank, Banking Facility: Hua Yang, dated
                      March 22, 2000.

         10.12(4) Standard Chartered Bank, Banking Facility: Zindart Limited dated March 22, 2000.

         10.13(4)     Hong Kong Bank, Banking Facilities, dated April 25, 2000.

         10.14(5) Agreement by and between The Royal Bank of Scotland plc and Corgi Classics Limited with respect to the Term Loan of GBP4,000,000, dated January 24, 2001.

         10.15(5) Agreement by and between The Royal Bank of Scotland plc and Corgi Classics Limited with respect to the Revolving
                      Advance Facility of GBP3,000,000, dated January 24, 2001.

         10.16(7)     Agreement by and among ABN AMRO Bank, N.V. Hong Kong
                      Branch, KBC Bank, N.V., Hong Kong Branch, Standard
                      Chartered Bank, Rabo Bank, Hong Kong Branch with respect to the Term Loan of US$9,000,000, dated March 8, 2001.

         10.17(6)     Zindart Loan and Security Agreement and Agreement, May 13,
                      1999, by and among Zindart Limited (Hong Kong),
                      Intervisual Books, Inc. and Fast Forward Marketing, Inc.

         10.18(6)     Extension Notice, May 29, 2000, delivered pursuant to the
                      Zindart Loan and Security Agreement and Agreement, May 13,
                      1999, by and among Zindart Limited (Hong Kong),
                      Intervisual Books, Inc. and Fast Forward Marketing, Inc.

         10.19(6) Amendment No. 1 to the Zindart Loan and Security Agreement and Agreement, April 16, 2001, by and among Zindart
                      Limited (Hong Kong), Intervisual Books, Inc. and Fast
                      Forward Marketing, Inc.

         10.20(6) Amendment No. 2 to the Zindart Loan and Security Agreement and Agreement, December 31 2001, by and among Zindart
                      Limited (Hong Kong), Intervisual Books, Inc. and Fast
                      Forward Marketing, Inc.

         10.21(5) Employment Agreement, by and between Zindart Limited, a corporation organized under the laws of Bermuda and Peter
                      A.J. Gardiner, dated as of October 1, 2000.

         10.22(6)     Employment Agreement, between Hua Yang Printing Holdings
                      Co., Ltd., a wholly-owned subsidiary of Zindart Limited, and Kevin Murphy, dated November 1, 2001.

         10.23(6)     Employment Agreement, between Zindart Limited and Richard
                      Tong, dated December 17, 2001.

         21.1         Subsidiaries of the Registrant.

         23.1         Consent of Arthur Andersen & Co, Independent Auditors.

         24.1         Power of Attorney (see signature page).

         99.1         Acknowledgment of representations of Arthur Andersen & Co
                      Hong Kong

----------

        (1) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Registration Statement on Form F-1, as amended (File No. 333-17973).

        (2) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Registration Statement on Form S-8, filed October 13, 1998 (File No. 333-09516).

        (3) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Registration Statement on Form F-1, as amended (File No. 333-08134).

        (4) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Annual Report on Form 10-K, filed June 29, 2000 (File No. 000-22161).

        (5) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Quarterly Report on Form 10-Q, filed February 14, 2001 (File No. 000-22161).

        (6) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Quarterly Report on Form 10-Q, filed February 12, 2002.

        (7) Incorporated by reference into this Annual Report on Form 10-K from the Registrant's Annual Report on Form 10-K, filed June 28, 2001.