Form 10-Q
period 2002-06-30
ZINDART LTD
filed 2002-08-14
CIK 1028637

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Not Applicable
(Zip Code)

Registrant’s telephone number, including area code:
011-852-2256-6000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

The number of ordinary shares (“Shares”) outstanding as of August 9, 2002 was 8,834,125.

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	15

SIGNATURE PAGE		16

REPORTS TO SHAREHOLDERS

Zindart Limited (the “Company”) is publishing this report on Form 10-Q in order to provide additional information to the Company’s shareholders. However, the Company, as a foreign private issuer, is not required to publish reports on this form and may discontinue doing so at any time without prior notice. Moreover, as a foreign private issuer, the Company is and will remain exempt from Section 14(a), 14(b), 14(c), and 14(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Company’s officers, directors and principal shareholders are and will remain exempt from the reporting and “short-swing” profit recovery provisions contained in Section 16 of the Exchange Act until such time as the Company ceases to be a foreign private issuer.

Unless otherwise indicated, amounts denoted by “$” are U.S. dollars and amounts denoted by “GBP” are pounds sterling of the United Kingdom.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(in thousands)

	As of June 30,	As of March 31,
	2002	2002

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,203	$3,714
Short-term investments	824	470
Accounts receivable, net	23,655	23,336
Inventories	15,826	13,362
Prepaid expenses and other current assets	4,635	4,378
Loan receivable, current portion	573	417

Total current assets	47,716	45,677
Property, machinery and equipment, net	29,162	30,031
Deferred advertising costs	1,743	2,040
Loan receivable, non-current portion	677	833
Deferred tax assets	663	663
Land use rights, net	1,155	1,161
Intangible assets, net	45,234	45,234

Total assets	$126,350	$125,639

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$11,097	$10,432
Long-term bank loans, current portion	10,802	12,187
Capital lease obligations, current portion	1,043	1,393
Convertible note, current portion	1,551	1,551
Accounts payable	17,549	17,633
Receipts in advance	1,119	721
Accrued liabilities	11,396	9,750
Taxation payable	818	1,110

Total current liabilities	55,375	54,777
Capital lease obligations, non-current portion	91	252
Deferred tax liabilities	540	549

Total liabilities	56,006	55,578

Minority interests	1,366	1,351

Shareholders’ equity:
Common stock	571	571
Additional paid-in capital	38,634	38,634
Retained earnings	30,884	31,630
Accumulated other comprehensive loss	(1,111)	(2,125)

Total shareholders’ equity	68,978	68,710

Total liabilities, minority interests and shareholders’ equity	$126,350	$125,639

The accompanying notes are an integral part of these financial statements.

Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended
	June 30,

	2002	2001

Net sales	$25,536	$28,265
Cost of goods sold	(17,620)	(20,937)

Gross profit	7,916	7,328
Selling, general and administrative expenses	(8,326)	(9,108)
Amortization of intangible assets	—	(494)
Other expenses, net	(570)	(673)

Loss before income taxes	(980)	(2,947)
Income tax benefit	249	499

Loss before minority interests	(731)	(2,448)
Minority interests	(15)	(114)

Net loss	$(746)	$(2,562)

Basic loss per share	$(0.08)	$(0.29)
Weighted average no. of shares outstanding — Basic	8,834	8,834
Diluted loss per share	$(0.08)	$(0.29)
Weighted average no. of shares outstanding — Diluted	8,935	9,040

The accompanying notes are an integral part of these financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(746)	$(2,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Minority interests	15	114
Amortization of intangible assets	—	494
Depreciation of property, machinery and equipment	1,859	1,593
Net loss on disposal of property, machinery and equipment	183	—
Amortization of land use rights	6	6
Amortization of loan arrangement fees	34	112
Deferred taxes	(9)	(9)
Changes in operating assets and liabilities-
Accounts receivable, net	(319)	(1,367)
Inventories	(2,464)	(4,126)
Prepayments expenses and other current assets	(291)	(181)
Deferred advertising costs	297	(294)
Accounts payable	(84)	(2,754)
Receipts in advance	398	(469)
Accrued liabilities	1,646	2,823
Taxation payable	(292)	(1,300)

Net cash provided by (used in) operating activities	233	(7,920)

Cash flows from investing activities:
Purchases of property, machinery and equipment	(1,373)	(1,068)
Proceeds from disposal of property, machinery and equipment	200	—
Decrease in loan receivable	—	250

Net cash used in investing activities	(1,173)	(818)

Cash flows from financing activities:
New short-term bank borrowings	10,249	14,203
Repayment of short-term bank borrowings	(9,584)	(11,057)
Repayment of long-term bank loans	(1,385)	(540)
Repayment of capital element of capital lease obligations	(511)	(461)
Repayment of convertible note	—	(21)
Payment of loan arrangement fees	—	(50)

Net cash (used in) provided by financing activities	(1,231)	2,074

Effect of exchange rates on cash and cash equivalents	660	(66)

Net decrease in cash and cash equivalents	(1,511)	(6,730)
Cash and cash equivalents, as of beginning of the period	3,714	8,738

Cash and cash equivalents, as of end of the period	$2,203	$2,008

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2002

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles for complete annual financial statements have been condensed or omitted.

In the opinion of management, the accompanying financial statements include all interim adjustments, all of which are of a normal recurring nature and which are considered necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. Also, we have made certain reclassifications to our historical financial statements to conform to the current period’s presentation. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission on July 1, 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q, the Company was in violation of certain financial loan covenants as of March 31, 2002. Although the Company has obtained letters from the relevant banks waiving the Company’s March 31, 2002 violations, the Company will be required to meet certain revised restrictive financial covenants with specific terms being negotiated, failing which the banks would have the right to accelerate the repayment of their loans and the Company may not have sufficient cash to repay all those loans on those earlier dates. The Company has also suffered a loss from operations during the year ended March 31, 2002 and the three months ended June 30, 2002. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts that might result should the Company not be able to continue as a going concern.

2.	Inventories

Inventories consisted of:

	As of	As of
	June 30,	March 31,
	2002	2002

	$'000	$'000
Raw materials	5,610	3,639
Work-in-process	2,293	1,364
Finished goods	7,923	8,359

	15,826	13,362

3.	Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in the condensed consolidated balance sheets consist of cumulative translation adjustments and unrealized loss on short-term investments as of the end of each period.

Comprehensive income (loss) and its components, net of tax, consisted of:

	Three Months Ended
	June 30,

	2002	2001

	$'000	$'000
Net loss	(746)	(2,562)
Other comprehensive income (loss), net of tax:
Translation adjustments	660	(66)
Unrealized gain on short-term investment	354	—

Comprehensive income (loss)	268	(2,628)

4.	Loss Per Share

The numerator in calculating both basic and diluted loss per share for each period is the reported net loss. The denominator is based on the following weighted average number of common shares:

	Three Months Ended
	June 30,

	2002	2001

	'000	'000
Basic	8,834	8,834
Diluted	8,935	9,040

The assumed conversion of stock options was not included in the calculation of diluted loss per share as the effect of such conversion is anti-dilutive.

5.	Segment Information

The Company operates in three business segments: (1) manufacturing of die-cast and injection-molded plastic products under OEM arrangements (“Zindart Manufacturing”), (2) manufacturing of paper products under OEM arrangements (“Hua Yang”) and (3) design, marketing and distribution of die-cast products under the proprietary brand names owned by its subsidiary, Corgi Classics Ltd. (“Corgi”). The following table presents certain operating segment information:

	Zindart			Total
	Manufacturing	Hua Yang	Corgi	Segments

	$'000	$'000	$'000	$'000
Three Months Ended June 30, 2002
Net sales*	6,904	8,733	9,899	25,536
Segment income (loss)**	(668)	541	(283)	(410)
Three Months Ended June 30, 2001
Net sales*	13,064	6,839	8,362	28,265
Segment income (loss)**	(1,454)	195	(1,015)	(2,274)

*	Net sales represents sales after elimination of inter-segmental sales from Zindart Manufacturing to Corgi of $5,238,000 (2001: $4,994,000) and from Hua Yang to Zindart Manufacturing of $NIL (2001: $1,415,000).
**	Segment income (loss) represents gross profit less selling, general and administrative expenses and amortization of intangible assets.

There have been no material changes in the total assets of these sectors since March 31, 2002 or in the basis of segmentation.

6.	Dividends

Neither the Company nor any of its majority-owned subsidiaries declared a cash dividend or other dividend for the three months ended June 30, 2002 and 2001.

7.	Intangible assets, net

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement, or SFAS, No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Any recognized intangible asset determined to have an indefinite useful life is no longer amortized, but instead tested for impairment in accordance with SFAS No. 142 until its life is determined to no longer be indefinite.

The Company implemented SFAS No. 142 on April 1, 2002. In accordance with SFAS No. 142, the Company is not required to complete the first step of the transitional goodwill impairment test until September 30, 2002. The Company is evaluating, but has not yet determined, whether the adoption of SFAS No. 142 will result in an impairment of goodwill as at April 1, 2002. Under this statement, goodwill amortization will no longer be amortized in the statement of financial performance. The amount of amortization of goodwill during fiscal year ended March 31, 2002 was $1,976,000 ($1,974,000 for fiscal year ended March 31, 2001).

The following table presents intangible assets, net assigned to each operating segment:

	Zindart			Total
	Manufacturing	Hua Yang	Corgi	Segments

	$ '000	$'000	$ '000	$'000
At June 30 and at March 31, 2002	414	9,508	35,312	45,234

In accordance with SFAS No. 142’s transitional disclosure requirements, a reconciliation of reported net loss to adjusted net loss is presented below:

	Three Months Ended
	June 30,

	2002	2001

	$'000	$ '000
Reported net loss	(746)	(2,562)

Add back: Amortization of intangible assets	—	494

Adjusted net loss	(746)	(2,068)

Basic loss per share (figures in dollars) Reported basic loss per share	(0.08)	(0.29)

Add back: Amortization of intangible assets	—	0.06

Adjusted basic loss per share	(0.08)	(0.23)

8.	Supplemental Disclosure of Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Three Months Ended
	June 30,

	2002	2001

	$'000	$'000
Interest	421	676
Income taxes	43	801

9.	New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination or (2) a disposal activity within the scope of SFAS No. 144. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, regarding events and trends which may affect the Company’s future operating results and financial position. These statements are subject to risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated. These risks, assumptions and uncertainties include, but are not limited to, changes in market demand for our products, changes in general economic conditions, dependence on certain customers, the results of our planned growth initiatives, competition, changes in governmental regulations, a decline in capital markets, changes in the political, social and economic situations of the United States, Hong Kong and the People’s Republic of China (the “PRC”), and other risks described in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2002. In some cases, forward looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. The forward-looking statements are based on information available to the Company on the date of this quarterly report on Form 10-Q. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect subsequent events or circumstances. Readers should carefully review the risk factors described in the Company’s annual report on Form 10-K as well as in other documents that we file from time to time with the Securities and Exchange Commission, including the quarterly reports on form 10-Q and any current reports on Form 8-K.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this quarterly report on Form 10-Q.

Overview

The Company is a turnkey manufacturer of high-quality die-cast, injection-molded plastic and paper products that require a significant degree of engineering and hand-assembly expertise to produce. The Company markets and distributes some of its die-cast products under the Corgi brand names. The Company manufactures die-cast collectibles, collectible holiday ornaments, toys, hand-made books, specialty packaging and other paper products. The Company is headquartered in Hong Kong and its manufacturing operations are located in the neighboring Guangdong Province of the PRC. Corgi products are marketed from the Company’s subsidiaries in the United Kingdom and the United States.

The Company services a growing number of customers that are brand-name marketers of die-cast and injection-molded giftware and collectibles, as well as publishers of books and board games in the United States and Europe and marketers of luxury consumable goods. Customers for die-cast and injection-molded plastic products include Hallmark, Mattel®, Promotional Partners Group Ltd., Freeplay Group, Spin Master Toys Far East Ltd. and Revell Monogram Inc. Customers for books, paper and packaging products include Mattel®, Intervisual Books, Inc. (“IBI”), Jetta Co. Ltd., Penguin Putnam Inc. and Macmillan Children’s Books, L.V.M.H., Usborne Publishing, Scholastic Inc. and Cranium Inc. Corgi serves its market through a number of distribution channels including wholesale, retail, direct response and the Internet.

The Company operates in three business segments: (1) manufacturing of die-cast and injection-molded plastic products under OEM arrangements (“Zindart Manufacturing”), (2) manufacturing of paper products under OEM arrangements (“Hua Yang”) and (3) design, marketing and distribution of die-cast products under the proprietary brand names owned by its subsidiary, Corgi Classics Ltd. (“Corgi”).

Results of Operations

The table below sets forth certain statements of operations data as a percentage of net sales for the three months ended June 30, 2002 and 2001.

	Three Months Ended
	June 30,

	2002	2001

Net sales	100.0%	100.0%
Gross profit	31.0%	25.9%
Selling, general and administrative expenses	(32.6%)	(32.2%)
Amortization of goodwill	—	(1.7%)
Operating loss	(1.6%)	(8.0%)
Interest expense, net	(1.5%)	(2.5%)
Other (expense) income, net	(0.7%)	0.1%
Loss before income taxes	(3.8%)	(10.4%)
Income tax benefit	1.0%	1.7%
Minority interests	(0.1%)	(0.4%)
Net loss	(2.9%)	(9.1%)

Net Sales. The Company’s net sales were $25.5 million for the three months ended June 30, 2002, a decrease of $2.8 million, or 9.9%, from $28.3 million during the same period in 2001. The decrease was primarily due to the reduction in sales in Zindart Manufacturing as a result of the global economic slowdown.

Gross Profit and Gross Margin. The Company’s gross profit was $7.9 million for the three months ended June 30, 2002, an increase of $588,000, or 8.0%, from $7.3 million during the same period in 2001. Gross margin was 31.0% for the three months ended June 30, 2002 and 25.9% for the same period in 2001. The increase in gross margin was due to the increase in gross margin in Zindart Manufacturing and Hua Yang as a result of cost reduction program.

Selling, General and Administrative Expenses. The Company’s selling, general and administrative expenses were $8.3 million for the three months ended June 30, 2002, a decrease of $782,000, or 8.6%, from $9.1 million during the same period in 2001. Selling, general and administrative expenses constituted 32.6% of net sales for the three months ended June 30, 2002, which was approximately the same as the percentage of net sales for the same period in 2001. The decrease in selling, general and administrative expenses was due to the decrease of Zindart Manufacturing’s expenses as a result of lower sales.

Amortization of Goodwill. No amortization of goodwill was recorded for the three months ended June 30, 2002 as a result of the adoption of SFAS No. 142: “Goodwill and Other Intangible Assets.” The Company’s amortization of goodwill was $494,000 for the same period in 2001 as a result of the acquisition of subsidiaries.

Interest Expense, Net. The Company’s interest expense, net, was $384,000 for the three months ended June 30, 2002, as compared to $700,000 for the same period in 2001. The decrease in the Company’s interest expense, net, was due to the reduction of the principal of the term loan for the acquisition of Corgi as well as interest rate reductions in the United States and Hong Kong.

Other (Expense) Income, Net. The Company’s other expense, net, was $186,000 for the three months ended June 30, 2002, as compared to income of $27,000 for the same period in 2001. The decrease in the Company’s other income, net, was due to a loss on the disposal of printing machines in Hua Yang for the three months ended June 30, 2002.

Income Tax Benefit. The Company’s income tax benefit was $249,000 for the three months ended June 30, 2002, as compared to $499,000 for the same period in 2001. The decrease in income tax benefit is due to the decrease in net loss for the three months ended June 30, 2002 as compared to the net loss for the same period in 2001.

Minority Interests. The Company’s minority interests were $15,000 for the three months ended June 30, 2002 and $114,000 for the same period in 2001. The decrease was due to lower net income in the Company’s subsidiaries.

Net Loss. The Company’s net loss was $746,000 for the three months ended June 30, 2002, a decrease of 1.8 million, or 70.9%, from $2.6 million for the same period in 2001. The decrease was primarily due to higher gross margin in Zindart Manufacturing and Hua Yang as a result of cost savings, lower selling, general and administrative expenses in Zindart Manufacturing as result of lower sales, and the fact that no recording of goodwill amortization for the three months ended June 30, 2002.

Liquidity and Capital Resources

On July 28, 1999, the Company acquired all of the outstanding shares of Corgi (the “Corgi Acquisition”). The Corgi Acquisition was financed by a $30.0 million term loan extended on July 28, 1999 to Corgi Classics Holdings Ltd. by ABN AMRO Bank N.V. (London Branch) (the “Corgi Term Loan”). A standby letter of credit facility between ABN AMRO Bank, N.V. (Hong Kong Branch) and certain other financial institutions and the Company also in the amount of $30.0 million, was entered into on the same date in support of the Corgi Term Loan.

From July 1999 through March 2001, the Company repaid $21.0 million (70%) of its original $30.0 million Corgi Term Loan. In order to release working capital to expand its sales and marketing efforts, the Company completed a $9.0 million refinancing (the “Refinancing Loan”) with four international banks: ABN AMRO Bank, N.V. (Hong Kong Branch), KBC Bank, N.V. (Hong Kong Branch), Standard Chartered Bank and Rabo Bank (Hong Kong Branch) (collectively, the “Lenders”) in March 2001. The Refinancing Loan extended the loan terms and reduced the quarterly repayment commitments. As of June 30, 2002, the outstanding amount under the Refinancing Loan was $6.0 million.

In connection with the Corgi Acquisition, the Company issued a total of $4.7 million (equivalent of GBP3.0 million) in convertible loan notes to certain stockholders of Corgi (the “Loan Note”). The Loan Note matures at various dates within a three year period ended July 28, 2002. The Loan Note carries with it a right, exercisable by the Loan Note holders (as defined in the Loan Note), to require the Company to purchase the outstanding amount of the Loan Note in exchange for the issuance to the Loan Note holders of shares of the Company’s stock at a price equal to 80 percent of the average market price of the Company’s common stock over a ten-day period prior to exercise of the right, so long as the average market price is above $12. This right is exercisable over a three-year period commencing on July 28, 1999 subject to certain conditions. The outstanding amount of the Loan Note as of June 30, 2002 was $1.6 million (equivalent of GBP1.1 million).

In January 2001, Corgi entered into two agreements (collectively, the “RBS Loan Agreements”) with The Royal Bank of Scotland plc (the “RBS”) to support Corgi’s expansion into U.S. markets and general working capital requirements. Under the terms of the RBS Loan Agreements, RBS agreed to provide Corgi a term loan of $6.1 million (equivalent of GBP4 million) as well as a revolving working capital facility of $4.6 million (equivalent GBP3 million). As of June 30, 2002, the outstanding principal on the term loan was $4.8 million and the outstanding principal on the revolving working capital facility was $3.4 million.

Under the terms of the Refinancing Loan and RBS Loan, the Company is required to comply with various restrictive financial covenants imposed by the Lenders and RBS. The financial covenants include, among others, the maintenance of specific tangible net assets, ratio of net borrowings to tangible net assets, ratio of current assets to current liabilities, interest cover, earnings before interest and tax (“EBIT”), debt service ratio, ratio of net cash flow to borrowing costs, ratio of EBIT to borrowing costs and amount of capital expenditure. The Company was in violation of all financial covenants as of March 31, 2002 except for the covenant limiting capital expenditure, giving the Lenders and RBS the right to accelerate the due dates of the Refinancing Loan and RBS Loan. In June 2002, the Company obtained letters from the Lenders and RBS waiving the Company’s non-compliance with the aforementioned financial covenants as of March 31, 2002. However, the Company will be required to meet certain revised financial covenants during the fiscal year ending March 31, 2003 with specific terms being negotiated, failing which the Lenders and RBS would have the right to accelerate the repayment of the Refinancing Loan and RBS Loan. Further, it is an event of default giving rise to a right of acceleration if there is a material adverse change in the Company’s ability to comply with its obligations under the Refinancing Loan and RBS Loan. Taking into consideration the above matters, the Company’s long-term bank loans under the Refinancing Loan and RBS Loan have been reclassified as a current liability as of March 31, 2002 and June 30, 2002.

The Company has also suffered a loss from operations during the fiscal year ended March 31, 2002, the only year of loss over the past ten years, and for the three months ended June 30, 2002, as a result of the economic downturn. Management has implemented stringent controls to improve costs, productivity and margins. Management continues to consider the divestiture of assets to improve cash flows. The directors and management believe that the Company’s future operations, including the divestiture of assets, will generate sufficient cash to meet its obligations as they become due. However, the failure to meet any of the financial covenants would constitute an event of default, which would give the Lenders and RBS the right to accelerate the repayment of their loans and the Company may not have sufficient cash to repay the loans.

Cash and cash equivalents were $2.2 million as of June 30, 2002. Cash generated from operating activities was $240,000 for three months ended June 30, 2002. Cash used in investing activities for the three months ended June 30, 2002 was $1.2 million. Cash used in financing activities was $1.2 million for the three months ended June 30, 2002.

The Company has lines of credit with certain banks including: ABN AMRO Bank, KBC Bank, Standard Chartered Bank, The Hong Kong and Shanghai Banking Corporation Limited, and RBS. As of June 30, 2002, the Company had aggregate outstanding banking facilities of $47.7 million and unused facilities of $22.3 million.

Consistent with industry practice, the Company offers accounts receivable terms to its customers. This practice creates working capital requirements that the Company generally finances with net cash balances through short-term borrowings. The Company’s accounts receivable balance at June 30, 2002 was $23.7 million.

In May 1999, the Company entered into a loan and security agreement with IBI (the “IBI Agreement”). Under the terms of the IBI Agreement, the Company agreed to provide a $2.3 million revolving credit facility to IBI (the “IBI Credit Facility”), which was scheduled to mature in May 2000 and was secured by certain assets of IBI. Pursuant to the IBI Agreement, IBI extended the IBI Credit Facility for an additional year and issued warrants to the Company to purchase 150,000 shares of common stock of IBI at price of $1.73 per share. The Warrants are non-transferable and were exercisable during a two-year period ended May 12, 2002. All Warrants expired unexercised.

In April 2001, the Company entered into an amendment to the IBI Agreement, which extended the maturity date of the IBI Facility to June 30, 2002. IBI repaid the Company $250,000 of the outstanding balance in April 2001.

In December 2001, the Company and IBI entered into a second amendment to the IBI Agreement. Under the terms of the second amendment, the parties renegotiated the terms of payment of (1) the outstanding principal under the IBI Agreement and (2) the outstanding balance of past due trade receivables.

At the time of the second amendment, the outstanding principal of the IBI Agreement owed to the Company was $2,050,000. With respect to the outstanding principal, the parties agreed that (a) $400,000 of the outstanding principal will be converted into common stock of IBI at $0.63 per share, with voting rights which will be subject to the terms and provisions of a voting agreement, to be executed between the Company and Intervisual Partners LLC (IBI’s parent corporation), (b) $400,000 of the outstanding principal will be canceled in the quarter ending September 30, 2002, contingent upon satisfactory payment performance by IBI of certain obligations and (c) the remaining $1.25 million of the outstanding principal will be payable in twenty-four equal monthly installments beginning August 31, 2002.

At the time of the second amendment, the outstanding balance of past due trade receivables was $1,250,000. The parties agreed that (a) $400,000 of the outstanding past due trade receivables will be converted into common stock of IBI at $0.63 per share on a date to be determined by the Company, with voting rights which will be subject to the terms and provisions of a voting agreement, to be executed between the Company and Intervisual Partners LLC; (b) $400,000 of the past due trade receivables will be canceled in January 2002 upon the closing of the sale of shares of IBI’s preferred stock and (c) the remaining balance will be payable in seven equal monthly installments beginning January 31, 2002.

In December 2001, the Company provided a valuation allowance of $400,000 for the outstanding principal and wrote off an amount of $400,000 for the outstanding past due trade receivables.

In January 2002, $400,000 of the outstanding principal and $400,000 of the outstanding past due trade receivables were converted into common stock of IBI.

IBI has timely repaid past due trade payables in monthly installments as they were due since January 31, 2002. IBI has experienced net income and positive cash flow for its quarter ended March 31, 2002. The Company will continue to monitor IBI’s performance and expects to take necessary action as appropriate at the time to recover the outstanding balance of the loan. No assurances can be given as to the ability of the Company to recover the amount due to the Company under the terms of the IBI Credit Facility, as amended, and the inability to do so could have a material adverse effect on the Company’s financial condition. Management of the Company will determine at each reporting date whether the value of the loan is impaired, and if appropriate, record the necessary adjustments.

The Company’s principal source of cash to fund its liquidity needs is net cash generated from operating activities and cash available under lines of credit. In addition, the Company continues to consider the divestiture of assets to improve cash flows. The Company believes that these sources will be adequate to meet the Company’s anticipated future requirements for working capital and capital expenditures, assuming that the revised financial covenants in the RBS Loan and the Refinance Loan are finalized and that the Company is able to meet the revised financial covenants as set forth therein. However, there can be no assurances that these resources will be adequate to meet the Company’s needs in the future. In the event that the Company requires additional capital, it may be required to issue additional equity securities, which could result in dilution to existing stockholders, or to borrow funds, which could adversely affect operating results. Such capital may not be available on appropriate terms, if at all.

Critical Accounting Policies: Accounting Estimates

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly revalued, and adjustments are made when facts and circumstances dictate a change. Our accounting policies, including a discussion of recently adopted policies, are more fully described in our Annual Report on Form 10-K for the year ended March 31, 2002.

Critical Accounting Policies: Adoption of New Accounting Policies

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination or (2) a disposal activity within the scope of SFAS No. 144. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

Seasonality

The Company’s operating results in the past have fluctuated and those results may fluctuate in the future. The Company ceases production for a two-week period during January or February of each year due to the Chinese New Year holiday, which has caused revenues during the fourth fiscal quarter of each year to be lower than revenues during the other three quarters. The Company may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of receipt of orders from customers and the shipment of products. Sales of books are weighted toward the Christmas season; as a result, book sales in the first half of the fiscal year are generally higher than the second half. The Company may experience annual and quarterly variations in operating results and, accordingly, the trading price of the ADSs may be subject to fluctuations in response to such variations.

Risk Factors

The Company and its business are subject to a number of risks and uncertainties. These risks and uncertainties include but are not limited to the following: (i) the Company’s long-term operating results depend upon its customers’ ability to conceive of, design and market new products and upon continuing market acceptance of its customers’ existing and future products; (ii) the Company faces significant competition in each of its product segments; (iii) the Company is subject to the financial conditions of certain major customers and may not be able to collect accounts receivable; (iv) sales to two core customers, Hallmark and Mattel®, account for approximately 25% of the Company's total sales; (v) the Company’s efficient and cost-effective operation of certain of its facilities depends upon the cooperation and support of PRC governmental bodies; (vi) the Company’s success is substantially dependent upon retention of existing executive management and the recruitment of executive managers in the future; (vii) most of the Company’s products are shipped to customers in the United States, which may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels; (viii) the Company’s ability to renegotiate its letters of credit and the Refinancing Loan , as described above; (ix) the Company’s ability to receive payments under the IBI Agreement, as amended, and under all of its other accounts receivable and (x) the Company’s business, financial condition and results of operation may be influenced by the general, political, social and economic situations in Hong Kong, the PRC, the United States and elsewhere. Some of these risks, among others, are more fully described in the “Risk Factors” section of the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2002 as filed with the Securities and Exchange Commission on July 1, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary risk exposures arise from changes in interest rates and foreign currency exchanges rates.

Interest Rates. The Company had $23.0 million in variable rate debt outstanding at June 30, 2002. The Company does not currently hedge its interest rate exposure. Based on its current level of variable rate debt, the Company believes that its financial position, results from operations and cash flows would not be adversely affected if the applicable interest rate were increased one percent.

Foreign Currency Risks. The Company is exposed to risk from changing foreign currency exchange rates. The Company’s sales are denominated either in U.S. dollars, GBP, HK dollars or Euros. The majority of the Company’s expenses are denominated in HK dollars, followed by RMB, GBP, Euros and U.S. dollars. The Company is subject to a variety of risks associated with changes among the relative value of the U.S. dollar, GBP, Euro, HK dollar and RMB. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the HK dollar, RMB, GBP or Euro relative to the U.S. dollar would increase the Company’s expenses and therefore would have a material adverse effect on the Company’s business, financial condition and results of operations. If exchange rates on such currencies were to fluctuate by 10%, the Company believes that its financial position, results of operations and cash flows would not be adversely affected.

Inflation. Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibit is filed with this report.

99.1 Certification of Principal Executive Officer and Principal Financial Officer

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14 of August 2002.

ZINDART LIMITED

/s/ Peter A.J. Gardner
By:	Peter A.J. Gardiner Executive Chairman (Principal Executive Officer)

/s/ Len Kalkun
By:	Len Kalkun Interim Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

99.1	Certification of Principal Executive Officer and Principal Financial Officer